Form 10KSB
period 1993-05-31
TOEN GROUP INC
filed 1997-01-21
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

                For the Fiscal Years Ended May 31, 1993 and 1992

                        Commission file number 33-23430-D
                                  ------------


                              THE TOEN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         --------------------------------------------------------------
         (State of other jurisdiction of incorporation or organization)

                                   84-1091271
                      ------------------------------------
                      (I.R.S. Employer Identification No.)


                   2 Park Plaza, Suite 470, Irvine, California
                  ---------------------------------------------
                    (Address of Principal Executive Offices)

                                      92614
                                   ----------
                                    Zip Code

       Registrant's telephone number, including area code: (714) 833-2094
       ------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:
          ----------------------------------------------------------
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
          ----------------------------------------------------------
                                      None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes         No  X

         At June 30, 1996, 799,372 shares of Registrant's no par value common stock were issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                      Documents Incorporated by Reference:
                      -----------------------------------
                                      None

                                                Total Pages including cover
                                                                           -----

                                                        [TOEN\10K:TG53193.10K]-4

                                TABLE OF CONTENTS

                                                                         Page

                                     PART I

Item 1.   Business ........................................................1

Item 2.   Properties ......................................................2

Item 3.   Legal Proceedings ...............................................2

Item 4.   Submission of Matters to a Vote of Security Holders .............2

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder matters ...........................................3

Item 6.   Selected Financial Data .........................................4

Item 7    Management's Discussion and Analysis of Financial Condition
            and Results of Operations .....................................5

Item 8.   Financial Statements and Supplementary Data .....................5

Item 9.   Change in and Disagreements With Accountants ....................6

                                    PART III

Item 10.  Directors and Executive Officers ................................6

Item 11.  Management Remuneration and Transactions ........................8

Item 12.  Security Ownership of Certain Beneficial Owners and Management
            as of May 31, 1993 ............................................10

Item 13.  Certain Relationships and Related Transactions ..................11

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K ......................................................12

          Index to Consolidated Financial Statements and Schedules ........F-1

                                                        [TOEN\10K:TG53193.10K]-4

                                     PART I

ITEM 1.           BUSINESS

         The  Toen  Group,   Inc.  (the   Registrant"   or  the  "Company")  was
incorporated in the State of Colorado on June 10, 1988 for the purpose of searching for, evaluating and organizing an interest in or more business opportunities. On December 3, 1989, the Company completed a public offering of its stock pursuant to a registration statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission. The Company, through an underwriter, sold a total of 50,000,000 shares of the Company's no par value common stock and 5,000,000 warrants for the purchase of 5,000,000 shares of common stock.

         On March 9, 1990, the Company completed an agreement to exchange its common stock for all of the issued and outstanding capital stock of Sunbelt Media Group Inc. ("Sunbelt"). Pursuant to the terms of the agreement with the shareholders of Sunbelt, the Company issued 278,400,000 shares of its common stock in exchange for all the outstanding shares of common stock of Sunbelt and Sunbelt became a wholly-owned subsidiary of the Company. From March 1990 to October 1992 Sunbelt owned and operated low power television stations and related businesses, and provided programming to those stations. The Company discontinued the Sunbelt business in October 1992 and sold all the assets associated with the operation of Sunbelt, including all contracts and lease agreements necessary for its operations to William J. Kitchen ("Kitchen") in consideration of 1) Kitchen's forgiveness of notes and other obligations owed to Kitchen by the Registrant; and 2) Kitchen's assumption of miscellaneous debts of Sunbelt. Pursuant to the sale, Kitchen also delivered 98,795,000 shares of the Registrant's common stock to the Registrant for cancellation. Since October 1992 the Company has not had any revenues or operations.

         Accordingly, Toen is currently in the process of seeking a merger or acquisition with a business entity or entities expected to be private companies, partnerships or sole proprietorships. Management believes the Registrant can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling interest in a public company at substantially less cost than is required to conduct an initial public offering.

         On August 31, 1992 Jeffrey Paul Stroud ("Stroud") acquired 173,995,000 shares of the Registrant's common stock, representing 51% of the then issued and outstanding shares, from Kitchen. Stroud also acquired from Kitchen 162,000,000 warrants to acquire 162,000,000 shares of the Registrant's common stock. On March 31, 1993 Stroud entered into a Stock Purchase Agreement with New World Capital Markets, Ltd. under which he sold 173,995,000 shares of the Registrant's common stock and 162,000,000 warrants to acquire an additional 162,000,000 shares of common stock.

         On June 17, 1993 the Registrant's then existing Board of Directors resigned and Fred G. Luke and Jon L. Lawver were appointed as replacement Directors. The outgoing Board also elected Fred G. Luke as President of the
Registrant  and Jon L.  Lawver  as  Secretary,  Treasurer  and  Chief  Financial
Officer.

         The Registrant's day-to-day business affairs are handled by three directors and two officers. No cash compensation has been paid to any officers or directors during the fiscal year ended May 31, 1992 or 1993. As of the filing date of this Report, the Registrant had no operations. Current management is pursuing business opportunities, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

                                                        [TOEN\10K:TG53193.10K]-4

         As used herein, the term "Company" or the "Registrant" refers to The Toen Group Inc. The Registrant currently maintains its executive offices at 2 Park Plaza, Suite 470, Irvine, California 92714. The telephone number is
(714)833-2094.


ITEM 2.           PROPERTIES

         As of the filing date of this Report, the Registrant's principal executive offices are located in leased premises of approximately 3,000 square feet in Irvine, California. These premises are occupied by the Registrant under an Advisory and Management Agreement with NuVen Advisors, Inc., ("NuVen"), an affiliate.


ITEM 3.            LEGAL PROCEEDINGS

         As of the filing date of this report there are no legal proceedings to which the Registrant is a party, or of which any of the Registrant's properties is the subject.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None



                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a)      MARKET INFORMATION

         Following the completion of the public offering on November 30, 1989 and until September 6, 1990, the Company's common stock was traded on the over-the-counter market and reported by the National Quotation Bureau. Trading ceased on September 6, 1990. The Registrant's outstanding securities, consist of no par value common stock and Redeemable Common Stock Purchase Warrants ("Warrants"). The Registrant's Board of Directors and shareholders approved a 1:1000 reverse split of its common stock on September 28, 1994 decreasing the number of issued and outstanding common stock from 249,371,667 to 249,372. The Registrant's board of directors, shareholders and warrantholders approved a 1:250 reverse split of the Warrants decreasing the number of issued and outstanding Warrants from 167,000,000 to 668,000 and increasing the exercise price from $.02 per Warrant to $5.00 per Warrant. Additionally, the expiration date of the Warrants was extended to December 31, 1996. Each Warrant entitles the holder to purchase at a price of $5.00, one share of the Company's common stock.

         There has been no market for the Registrant's Common Stock since September 6, 1990. Prior to such date the closing bid and ask price for the Company's common stock has been reported by the National Quotation Bureau Inc. as follows:

                                                        [TOEN\10K:TG53193.10K]-4

          BID PRICE OF
          COMMON STOCK
     ---------------------
     HIGH              LOW
     ----             ----
     .01              .01


(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Registrant as of the filing date of this report, was as follows:


                                                               NUMBER OF
          TITLE OF CLASS                                    RECORD HOLDERS
-----------------------------------------                   --------------
Common Stock No Par Value                                         40
Redeemable Common Stock Purchase Warrants                         30


(c)      DIVIDENDS

                  The Registrant has never declared or paid a cash dividend on its common stock. The Registrant does not intend to pay a cash dividend in the foreseeable future.


ITEM 6.           SELECTED FINANCIAL DATA

                  The Registrant's consolidated financial data presented below has been derived from the consolidated financial statements of the Registrant. It should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements, including the Notes thereto, appearing elsewhere herein.


                                                            Year Ended May 31,
                                                            -----------------

                                               1993                 1992                 1991
                                       --------------------  ------------------  ------------------
Income                                 $                 -   $         148,988   $           62,553
Cost of Sales                                            -              79,567               48,940
                                       --------------------  ------------------  ------------------
  Gross Profit                                           -              69,421               13,613
General and Administrative
  Expenses                                          57,448              84,715              118,617
                                       --------------------  ------------------  ------------------
Net Loss from Operations                           (57,448)            (15,294)            (105,004)
Other Income (Expense):
  Interest Income                                        -                   -                1,434
  Interest Expense                                    (344)               (865)                (216)
                                       --------------------  ------------------  -------------------
     Total Other Income (Expense)                     (344)               (865)               1,218
                                       --------------------  ------------------  -------------------
Net Loss Before Provision for
  Federal Income Tax and
  Discontinued Operations                          (57,792)            (16,159)            (103,786)
Provision for Federal Income Tax:
  Current                                                -                    -                   -
  Deferred                                               -                    -                   -
                                       --------------------  ------------------  ------------------
     Total Income Taxes                                  -                    -                   -
                                       --------------------  ------------------  ------------------
Net Loss Before Discontinued
  Operations                                       (57,792)            (16,159)            (103,786)
Income From Discontinued
  Operations, net of tax                            29,889                   -                    -
                                       --------------------  ------------------  ------------------
Net Loss                               $           (27,903)  $         (16,159)  $         (103,786)
                                       ====================  ==================  ===================
Net Loss Per Share:
  Income Before Provision For
  Federal Income Tax                   $              (.00)  $            (.00)  $             (.00)
Provision For Federal Income Tax                         -                   -                    -
Income from Discontinued
  Operations                                             -                   -                    -
                                       --------------------  ------------------  ------------------
Net Loss Per Share                     $              (.00)  $            (.00)  $             (.00)
                                       ====================  ==================  ===================
Weighted Average Number of
  Shares Outstanding                            298,769,167          348,166,66           348,166,66


                                                        [TOEN\10K:TG53193.10K]-4
                                        3

ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         CAPITAL RESOURCES AND LIQUIDITY

         The Registrant's total revenues for the year ended May 31, 1993 decreased $148,988 over the same period ended May 31, 1992, since the Registrant had no operations and no revenues during the year ended May 31, 1993.

         The Registrant has incurred recurring net losses and negative cash flows from operating activities since its inception in 1989. As of May 31, 1993, the Registrant had no cash and cash equivalents and had negative working capital of $14,285. As of the date of this report, the Registrant had no current material commitments for capital expenditures.

         As a result of the drain on the Registrant's working capital due to the discontinuance of Sunbelt, the Registrant had no cash and cash equivalents remaining as of May 31, 1993 to finance future operations. Considering the Registrant's operating losses, negative cash flows from operating activities, management cannot assure that such limited liquid resources will be sufficient to sustain the Registrant's operations and its other development activities. The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from NuVen which is estimated to be approximately $146,000 for the next fiscal year based upon current agreements and obligations the Registrant has at May 31, 1993.

                                                        [TOEN\10K:TG53193.10K]-4

         As of the filing date of this Report, Sunbelt's operations had discontinued and been sold October, 1992. As such, all Sunbelt operations through October, 1992 has been accounted for as a discontinued operation. The total gaming revenues in the amount of $148,988 for the year ended May 31, 1992 from Sunbelt are not expected to recur in future years due to the discontinuance and sale. The Registrant is also pursuing other joint venture, merger or acquisition opportunities which may provide additional capital resources during fiscal 1996.

         As of the filing date of this report, the Registrant has no commitments for capital expenditures, equity or debt financing and no assurances can be made that its working capital needs can be met.


         Cash Flows                                         For the Year Ended May 31,
--------------------------------------------          ---------------------------------------
                                                             1993                1992
                                                      ------------------  -------------------

Cash provided (used) in operating activities          $         7,360     $           117,289
Cash provided (used) by investing activities          $         6,354     $         (120,506)
Cash provided (used) by financing activities          $      (13,747)     $              640
Net increase (decrease) in cash                       $          (33)     $           (2,577)


         Cash provided by operating activities decreased to $7,360 for the year ended May 31, 1993 from $117,289 for the comparable period last year which was primarily attributable to the sale of the Registrant's Sunbelt operating division on October, 1992.

         Cash provided by investing activities increased to $6,354 for the year ended May 31, 1993 from $120,506 cash used by investing activities for the comparable period last year which was primarily attributable to proceeds received from the sale of the Sunbelt division.

RESULTS OF OPERATIONS

         There were no revenue producing operations since October, 1992 at which time the Registrant sold its operating division Sunbelt. Sunbelt's operations are shown as discontinued operations for the year ended May 31, 1993, and as a result there were no operating revenues or operating costs and expenses from continuing operations.

YEAR ENDED MAY 31, 1993 COMPARED TO YEAR ENDED MAY 31, 1992

         The Registrant has had no operations since October 1992 when the Sunbelt Assets, constituting the Registrant's sole operations and substantially all of the Registrant's assets were sold to William J.
Kitchen.

         The operating loss increased to $57,448 from $15,294 in fiscal 1992 due to the loss of operating revenues. General and administrative expenses declined to $57,448 in fiscal 1993 from $84,715 in fiscal 1992 due to the discontinuance and sale of the Sunbelt division.

                                                        [TOEN\10K:TG53193.10K]-4

YEAR ENDED MAY 31, 1992 COMPARED TO YEAR ENDED MAY 31, 1991

         The Registrant incurred significant losses from its inception through May 31, 1992. Net revenue for 1992 increased to $148,988 from $62,553 in 1991. The loss from operations decreased to $15,294 in 1992 from $105,004 in 1991. Net loss decreased to $16,159 in 1992 from $103,786 in 1991.


ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this Annual Report on Form 10-KSB and are included immediately following the signature page.

          INDEX TO FINANCIAL STATEMENTS                               PAGE

     Report of Independent Certified Public Accountants ..............F-2/3
     Balance Sheets for May 31, 1993 and 1992 ........................F-4
     Statements of Operations for the years ended
      May 31, 1993 and 1992 ..........................................F-5
     Statements of Stockholders' Equity for May 31, 1993 and 1992 ....F-6
     Statements of Cash Flows for May 31, 1993 and 1992 ..............F-7
     Notes to Financial Statements ...................................F-8/9


ITEM 9.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Following May 31, 1990, Jerome W. Karsh & Co. resigned as the Registrant's principal accountants. In April, 1993, the Registrant notified O'Neal & White of its appointment as the Registrant's principal independent accountants. On July 19, 1995, C. Williams & Associates replaced O'Neal & White as the Registrant's principal accountants. However, due to the revocation of C. Williams' license (discussed below), on April, 24 1996 Spurgeon, Kang & Associates replaced C. Williams & Associates as the Registrant's principal accountants.

         The firm of O'Neal & White performed an audit of the Registrant's financial statements for the years ended May 31,1993, 1992 and 1991 and issued its reports on those audits on July 12, 1993. O'Neal & White voluntary dissolved on April 15, 1995.

         The shareholders of the Registrant continue to retain legal rights to sue and recover damages from O'Neal & White, and its directors, officers and shareholders for material misstatements or omissions, if any, in the fiscal 1993, 1992 and 1991 financial statements, in accordance with the laws of the State of Texas governing the dissolution of Texas professional corporations.

                                                        [TOEN\10K:TG53193.10K]-4

         In connection with the audits for the fiscal 1993, 1992 and 1991, there were no disagreements between the Registrant and O'Neal & White on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of O'Neal & White would have caused to make reference in connection with its report.

         None of the reports of O'Neal & White on the Registrant's financial statements contained an adverse opinion or a disclaimer of opinion or was qualified as to uncertainty, audit scope, or accounting principles except that the opinion was qualified by the assumption that the Registrant would continue as a going concern.

         Mr. Charles R. Williams, one of the principals of C. Williams, was advised by the Texas State Board of Public Accountancy in a letter dated January 29, 1996, addressed to the Chief Accountant of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"), that his certificate as a Certified Public Accountant was revoked effective as of May 18, 1995, which was subsequently revised to provide for a revocation date as of March 2, 1995. The Chief Accountant of the Division of Corporation Finance advised Mr. Williams by means of a letter dated February 7, 1996, that the Commission does not recognize any person as a certified public accountant who is not duly registered and in good standing as such under the laws of the place of his residence or principal office as of March 2, 1995.

         In connection with the audit for the fiscal year ended May 31, 1990, and for the period from June 10, 1988, to May 31, 1990, there were no disagreements between the Registrant and Jerome W. Karsh & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures, which disagreements, if not resolved to the satisfaction of Jerome W. Karsh & Co. would have caused it to make reference in connection with its report.

         None of the reports of Jerome W. Karsh & Co. on the Registrant's financial statements contained an adverse opinion or a disclaimer of opinion or was qualified as to uncertainty, audit scope, or accounting principles except that the opinion was qualified by the assumption that the Registrant would continue as a going concern.

         The decision to change principal independent accountants was made by the Registrant's Board of Directors. Joel Ripmaster Director 1990 to September 25, 1992, James Wills Director 1990 to September 25, 1992.


                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS

(a)      IDENTIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS.

         The following table furnishes the information concerning the directors in office during fiscal years 1992 and 1993. The directors of the Registrant are elected every year and serve until their successors are elected and qualified. The officers of the Registrant are chosen by and serve at the pleasure of the Board of Directors.

                                                        [TOEN\10K:TG53193.10K]-4



                                              Present Positions                              Period
                                              and Offices Held                             Served as
               Name                           in the Company                                Director
               ----------------------         --------------------------        -----------------------------------

               William J. Kitchen             President and Director            1989 to September 25, 1992


               Todd E. Ficken                 Secretary                         1989 to September 25,1992


               Patricia L. Schonebaum         Vice President, Secretary         September 25, 1992 to June 17,993
                                                Director

               Jeffrey P. Stroud              President and Director            September 25, 1992 to June 17, 1993


               Gregory Skufca                 Director                          September 25, 1992 to June 17, 1993



        The Registrant has no audit, compensation or nominating committees. No family relationships exist between any of the officers or directors.

          (b)  Identification of Certain Significant Employees.

        There are no employees other than the executive officers disclosed above who make or are expected to make, significant contributions to the business of the Registrant, the disclosure of which would be material.

          (c)  Family Relationships.

                  None.


ITEM 11.       MANAGEMENT REMUNERATION AND TRANSACTIONS

(a)     CASH COMPENSATION.

        None  of  the  Registrant's   executive   officers   received  any  cash
compensation during fiscal 1993 and 1992.

(b)     STOCK OPTIONS

        During fiscal year 1993 or 1992 there were no individual grants of stock options made.

(c)     AGGREGATED OPTION EXERCISES

        During the fiscal 1993 and 1992, there were no exercises of stock options.

                                                        [TOEN\10K:TG53193.10K]-4

(d)     LONG-TERM INCENTIVE PLANS

        During the fiscal 1993 and 1992, there were no awards under any Long Term Incentive Plan.

(e)     COMPENSATION OF DIRECTORS

        The Registrant has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(f)     EMPLOYMENT CONTRACTS

        During fiscal 1993 and 1992, there were no employment contracts.


(g)     REPORT ON REPRICING OF OPTIONS

        During fiscal year 1993 or 1992, the Registrant has not adjusted or amended the exercise price of stock options.

(h)     TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL ARRANGEMENTS.

        On March 31, 1993 Jeffrey Paul Stroud entered into a Stock Purchase Agreement with New World Capital Markets, Ltd. under which Stroud sold to New World Capital Markets 173,995,000 shares of the Registrant's common stock and 162,000,000 warrants to acquire an additional 162,000,000 shares of common stock, all of which Stroud had acquired from William J. Kitchen. At the closing of the Agreement, on June 17, 1993 the Registrant's then existing Board of Directors resigned and Fred G. Luke and Jon L. Lawver were appointed as replacement Directors. The outgoing Board also elected Fred G. Luke as President of the Registrant and Jon L. Lawver as Secretary, Treasurer and Chief Financial Officer.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MAY 31, 1993

(a) BENEFICIAL OWNERS OF FIVE PERCENT (5%) OR GREATER OF THE REGISTRANT'S OUTSTANDING VOTING SECURITIES.

        The following sets forth information with respect to ownership by holders of more than five (5%) of the Registrant's outstanding voting securities known by the Registrant.


                   Name and Address               Amount and Nature
Title of Class     of Beneficial Owner            of Beneficial Interest        Percent of Class
--------------     -------------------------      ----------------------        ----------------

No par value       Jeffrey Paul Stroud
                   2064 East Chesapeake Lane
                   Highland  Ranch, CO 80126      173,995,000                   51%


                                                        [TOEN\10K:TG53193.10K]-4

    The following sets forth information with respect to the Registrant's Common Stock beneficially owned by each Officer and Director, and by all Officers and Directors as a group. No officer or director personally owns any of the Registrant's Redeemable Common Stock Purchase Warrants.


                                                 Amount and
                                                 Nature of
                   Name and Address              Beneficial
Title of Class     of Officers and Directors     Interest      Percent of Class
--------------     -------------------------     -----------   ----------------
No par value       Jeffrey Paul Stroud           173,995,000          51%
Common Stock       2064 East Chesapeake Lane
                   Highland Ranch, CO 80126


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      TRANSACTIONS WITH MANAGEMENT AND OTHERS.

         The  Toen  Group,   Inc.  (the   Registrant"   or  the  "Company")  was
incorporated in the State of Colorado on June 10, 1988 for the purpose of searching for, evaluating and organizing an interest in or more business opportunities. On December 3, 1989, the Company completed a public offering of its stock pursuant to a registration statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission. The Company, through an underwriter, sold a total of 50,000,000 shares of the Company's no par value common stock and 5,000,000 warrants for the purchase of 5,000,000 shares of common stock.

         On March 9, 1990, the Company completed an agreement to exchange its common stock for all of the issued and outstanding capital stock of Sunbelt Media Group Inc. ("Sunbelt"). Pursuant to the terms of the agreement with the shareholders of Sunbelt, the Company issued 278,400,000 shares of its common stock in exchange for all the outstanding shares of common stock of Sunbelt and Sunbelt became a wholly-owned subsidiary of the Company. From March 1990 to October 1992 Sunbelt owned and operated low power television stations and related businesses, and provided programming to those stations. The Company discontinued the Sunbelt business in October 1992 and soled all the assets associated with the operation of Sunbelt, including all contracts and lease agreements necessary for its operations to William J. Kitchen ("Kitchen") in consideration of 1) Kitchen's forgiveness of notes an other obligations owed to Kitchen by the Registrant; and 2) Kitchen's assumption of miscellaneous debts of Sunbelt. Pursuant to the sale, Kitchen also delivered 98,795,000 shares of the Registrant's common stock to the Registrant for cancellation. Since October 1992 the Company has not had any revenues or operations.

         Accordingly, Toen is currently in the process of seeking a merger or acquisition with a business entity or entities expected to be private companies, partnerships or sole proprietorships. Management believes the Registrant can offer owners of potential merger or acquisition candidates the opportunity to acquire a controlling interest in a public company at substantially less cost than is required to conduct an initial public offering.

                                                        [TOEN\10K:TG53193.10K]-4

         On August 31, 1992 Jeffrey Paul Stroud ("Stroud") acquired 173,995,000 shares of the Registrant's common stock representing 51% of the then issued and outstanding shares from Kitchen. Stroud also acquired from Kitchen 162,000,000 warrants to acquire 162,000,000 shares of the Registrant's common stock.

         On March 31, 1993 Stroud entered into a Stock Purchase Agreement with New World Capital Markets, Ltd. under which he sold 173,995,000 shares of the Registrant's common stock and 162,000,000 warrants to acquire an additional 162,000,000 shares of common stock. As discussed above, Stroud had acquired the 173,995,000 shares and 162,000,000 warrants from Kitchen. At the closing of the Agreement on June 17, 1993 the Registrant's then existing Board of Directors resigned and Fred G. Luke and Jon L. Lawver were appointed as replacement Directors. The outgoing Board also elected Fred G. Luke as President of the
Registrant  and Jon L.  Lawver  as  Secretary,  Treasurer  and  Chief  Financial
Officer.

(b)      CERTAIN BUSINESS RELATIONSHIPS.

         There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Registrant, the disclosure of which would be material.

(c)      INDEBTEDNESS OF MANAGEMENT.

         None.



                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

(a)      (1)      FINANCIAL STATEMENTS:  The Financial Statements included in this Item are indexed on Page F-1, "Index to Financial
                  Statements."

(3)      EXHIBITS:


         Exhibit
         Number                                          Description
------------------------------------------------------------------------------------------------------------
         3                                   Articles of Incorporation and Bylaws [incorporated herein by reference to Exhibit 3.1 and 3.2 of Registrant's Registration
                                             Statement on Form S-18 (No. 33-23430-D)].

         4(a)                                Warrant Agreement and form of Warrant Certificate [incorporated herein by reference to Exhibit 4.6 of Registrant's Registration
                                             Statement on Form S-18 (No. 33-23430-D)].

         4(b)                                Specimen Redeemable Common Stock Purchase Warrant
                                             [incorporated herein by reference to Exhibit 4.2 of Registrant's
                                             Registration Statement on Form S-18 (No. 33-23403-D)].

         10(a)                               Underwriting Agreement with Tri-Bradley Investment, Inc.
                                             [incorporated herein by reference as Exhibit 1.1 to Amendment
                                             No. 5 to Form S-18 Registration Statement on Form S-18 (No. 33-
                                             23430-D)].

         10(b)                               Agreement to Purchase Stock dated August 31, 1992 between The
                                             Toen Group, Inc., Jeffrey Stroud and William J. Kitchen
                                             [incorporated herein by reference to Exhibit "A" to Form 8-K dated September 25, 1992, and filed October 9, 1992].

         10(c)                               Stock Purchase Agreement dated March 31, 1993 between New
                                             World Capital Markets, Ltd. and Jeffrey Paul Stroud. (1)


-------------------------------------------------
         (1)      Filed Herewith

                                                        [TOEN\10K:TG53193.10K]-4

(b)      Reports on Form 8-K

         On October 9, 1992 the Registrant filed a current report on Form 8-K dated September 25, 1992 reporting the sale to William J. Kitchen by the Registrant of all assets owned by the Registrant associated with the operation of Sunbelt, including all contracts and lease agreements necessary for its operations (the "Sunbelt Assets"). In return for the Sunbelt Assets, Kitchen forgave all notes and other obligations of the Registrant to Kitchen and/or all entities owned or controlled by Kitchen, as well as Kitchen's assumption of other miscellaneous debts of Sunbelt. Kitchen also returned to the Registrant of 98,795,000 shares of the Registrant's common stock as partial consideration for the sale by the Registrant of the Sunbelt assets to Kitchen. The consideration offered and accepted by the Registrant and Kitchen was the result of arms length negotiations. The amounts were arbitrarily determined by the parties and bore no relationship to assets, shareholders' equity, or any other recognized criteria of value.

         The sale of the trade name "Sunbelt Media Group" and all of the assets owned by the Registrant associated with its Sunbelt operation constituted the sale of substantially all of the Registrant's assets.

         In the same Report on Form 8-K the Registrant reported that pursuant to an Agreement to Purchase Stock dated as of August 31, 1992 (the "Sunbelt Agreement"), Jeffrey Paul Stroud acquired 173,995,000 shares of the Registrant's common stock (the "Stroud Shares") representing fifty-one percent (51%) of the issued and outstanding shares of stock of the Registrant from Kitchen, a shareholder of the Registrant who, prior to closing the Sunbelt Agreement, owned 272,790,000 shares of common stock of the Registrant (the "Kitchen Shares"), said shares representing eighty percent (80%) of the issued and outstanding shares of the Registrant at the time as set forth above. Under the terms of the Agreement, Stroud also acquired from Kitchen, all other equity rights, options, warrants and the like in and to the Registrant's shares owned by Kitchen, which rights included Warrants representing the right to acquire an additional 162,000,000 shares of common stock of the Registrant. As partial consideration for the sale of the Warrants and the Stroud

                                                        [TOEN\10K:TG53193.10K]-4

Shares to Stroud by Kitchen, Stroud agreed to release Kitchen from any and all claims which Stroud had against Kitchen as a result of Stroud's investment in the registered securities of the Registrant prior to closing the Sunbelt Agreement.

         At closing of the Agreement, the Registrant's then existing Board of Directors systematically resigned and were replaced by Jeffrey Paul Stroud, Gregory Skufca and Patricia Schoenbaum. The newly reconstituted Board of Directors then elected Stroud to serve as President of the Registrant, and Gregory Skufca to serve as Secretary/Treasurer.

                                                        [TOEN\10K:TG53193.10K]-4

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the day of ,1996.

                                        THE TOEN GROUP, INC.
                                        (Registrant)



                                        By:/s/Jon L. Lawver
                                        ---------------------------------------
                                        Jon L. Lawver Chief Financial Officer,
                                        Secretary and Director



         Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the day of September, 1996.


     Signature                                   Title
--------------------          -----------------------------------------------
/s/  Fred G. Luke             Chairman of the Board and President

/s/  Jon L. Lawver            Chief Financial Officer, Secretary and Director

/s/  John D. Desbrow          Director

                                                        [TOEN\10K:TG53193.10K]-4

                              THE TOEN GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS



FINANCIAL STATEMENTS, FISCAL YEARS 1993 AND 1992                      Page

         Reports of Independent Public Accountants ...................F-2

         Balance Sheets as of May 31, 1993, and 1992 .................F-3

         Statements of Operations for the years
          ended May 31, 1993 and 1992, ...............................F-4

         Statements of Stockholders' Equity (Deficiency)
          for the years Ended May 31, 1993 and 1992 ..................F-5

         Statements of Cash Flows for the Years
          Ended May 31, 1993 and 1992 ................................F-6

         Notes to Financial Statements ...............................F-7-8

                                                        [TOEN\10K:TG53193.10K]-4

                             O'NEAL AND WHITE, P.C.
                          Certified Public Accountants
                        17350 Tomball Parkway, Suite 300
                              Houston, Texas 77064
                                 (7113) 890-2554


                          INDEPENDENT AUDITOR'S REPORT


July 12, 1993

Board of Directors
The TOEN Group, Inc.
Highlands Ranch, Colorado

We have audited the accompanying balance sheets of the TOEN Group, Inc. As of May 31, 1993 and 1992, and the related statements of operations, stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The TOEN Group, Inc. As of May 31, 1993 and 1992, and the results of its operations and its cash flows for the two years then ended, in conformity with generally accepted accounting principles.



/S/O'NEAL AND WHITE, P.C.
CERTIFIED PUBLIC ACCOUNTANTS

Note:

The firm of O'Neal & White performed an audit of the Registrant's financial statements for the year ended May 31, 1993 and 1992 and issued its report on that audit on July 12, 1993. O'Neal & White voluntary dissolved on April 15, 1995

The shareholders of the Registrant continue to retain legal rights to sue and recover damages from O'Neal & White, and its directors, officers and shareholders for material misstatements or omissions, if any, in the fiscal 1993 and 1992 financial statements, in accordance with the laws of the State of Texas governing the dissolution of Texas professional corporations.

                                                        [TOEN\10K:TG53193.10K]-4



                              THE TOEN GROUP, INC.
                                 BALANCE SHEETS
                                     May 31,

                                     ASSETS

                                                                                    1993                     1992
                                                                                  --------                 -------

CURRENT ASSETS
  Cash                                                                            $                        $
                                                                                         -                      33
  Inventory                                                                              -                   3,408
                                                                                  --------                 -------
  Total Current Assets                                                                   -                   3,441

FIXED ASSETS - NET (Notes 1 and 2)                                                       -                 116,332

ORGANIZATION COSTS (NET)                                                               739                   2,595

OTHER ASSETS                                                                                                23,786
                                                                                        -
   TOTAL ASSETS                                                                   $                        $
                                                                                  ========                 =======
                                                                                       739                 146,154
                                                                                  ========                 =======
                                  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts Payable                                                                 $14,105                 $17,505
  Capital Lease Payable                                                                  -                   9,726
  Payroll Taxes Payable                                                                180                     180
  Notes Payable (Note 2)                                                                 -                  79,541
                                                                                  --------                 -------

  TOTAL CURRENT LIABILITIES                                                         14,285                 106,952

COMMITMENTS AND CONTINGENCIES                                                            -                       -
STOCKHOLDERS' EQUITY (DEFICIT):
  Common Stock, No Par Value,
    785,000,000 Shares Authorized
    249,371,667 and 348,166,667
    Shares Issued and Outstanding,
    Respectively                                                                   408,442                 408,442
  Treasury Stock at Cost, 98,795,000
    And 0 Shares, Respectively (Note                                              (24,845)                       -
2)                                                                               (397,143)                (369,240)
  Retained Earnings (Deficit)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              (13,546)                  39,202
                                                                                  --------                 -------

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                                                            $    739                 $
                                                                                  ========                 =======
                                                                                                           146,154


   The accompanying notes are an integral part of these financial statements.

                                                        [TOEN\10K:TG53193.10K]-4
                                       F-3

                              THE TOEN GROUP, INC.
                             STATEMENT OF OPERATIONS
                           FOR THE YEARS ENDED MAY 31,



                                        1993                   1992
                                        ------                -------
INCOME                                $                      $
                                             -                148,988
COST OF SALES                                -                 79,567
                                        ------                 ------
  GROSS PROFIT                               -                 69,421
GENERAL AND ADMINISTRATIVE EXPENSES     57,448                 84,715
                                        ------                 ------
NET LOSS FROM OPERATION                (57,448)               (15,294)

                                                        [TOEN\10K:TG53193.10K]-4

OTHER INCOME (EXPENSE):
  Interest Income                                       -              -
  Interest Expense                                --------       --------
                                                     (344)          (865)
                                                  --------       --------
    TOTAL OTHER INCOME (EXPENSE)

NET LOSS BEFORE PROVISION FOR                        (344)          (865)
                                                  --------       -------
FEDERAL INCOME TAX AND
DISCONTINUED OPERATIONS

PROVISION FOR FEDERAL INCOME TAX:                 (57,792)       (16,159)
  Current
  Deferred

    Total Income Taxes                                  -              -
                                                  --------       --------
NET LOSS BEFORE DISCONTINUED OPERATIONS                 -              -

INCOME FROM DISCONTINUED OPERATIONS NET OF TAX    (57,792)       (16,159)

NET LOSS

NET LOSS PER SHARE:                               --------       --------
  INCOME BEFORE PROVISION FOR                      29,889              -
                                                  --------       --------
    FEDERAL INCOME TAX                           $              $
                                                  ========       ========
PROVISION FOR FEDERAL INCOME TAX                  (27,903)       (16,159)
                                                  ========       ========

INCOME FROM DISCONTINUED OPERATIONS

NET LOSS PER SHARE                               $(.00)         $(.00)

                                                  -              -
                                                  ========       ========

                                                 $              $
                                                  ========       ========
                                                  (.00)          (.00)
                                                  ========       ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                              298,769,167,348,166,667

   The accompanying notes are an integral part of these financial statements.

                                                        [TOEN\10K:TG53193.10K]-4



                              THE TOEN GROUP, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                         FOR THE YEARS ENDED MAY 31,1993

                                                                                     RETAINED
                              SHARES              COMMON              TREASURY       EARNINGS
                              AMOUNT              STOCK               STOCK          (DEFICIT)       TOTAL
                              ------------        --------            --------       -----------    --------

May 31, 1991                  348,166,667         $408,442            $      -       $(353,081)     $ 55,361

Net Loss                                -                -                   -        ( 16,159)      (16,159)
                              -----------         ---------           ---------      ----------     ----------

May 31, 1992                  348,166,167          408,442                   -        (369,240)       39,202
Exchange of Assets
and Liabilities for
Common Stock
(Note 2)                      (98,795,000)               -             (24,845)              -       (24,845)

Net Loss                                -                -                   -        ( 27,903)      (27,903)
                              ------------        ---------           ---------       ----------    ----------

May 31, 1993                  249,371,667         $408,442            $(24,845)      $(397,143)     $(13,546)
                              ============        =========           ---------       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                                                        [TOEN\10K:TG53193.10K]-4



                              THE TOEN GROUP, INC.
                            STATEMENTS OF CASH FLOWS
                    FOR THE YEARS ENDED MAY 31,1993 AND 1992


                                                                                     1993                  1992
                                                                                     ---------             --------

RECONCILIATION OF NET INCOME TO NET CASH
USED BY OPERATING ACTIVITIES:
  Net Income (Loss)                                                                  $(27,903)             $(16,159)

ADD:  ITEMS NOT REQUIRING CASH:
  Depreciation                                                                         25,399                28,499
  Expiration of Construction Permits                                                    8,000                     -

  Adjustments  to reconcile  net income (loss) To net cash provided by operating activities:
    (Increase) Decrease in Accounts Receivable                                              -               120,243
    (Increase) Decrease in Inventory                                                    3,408                46,167
    (Increase) Decrease in Other Assets                                                 1,856               (17,277)
    Increase (Decrease) in Accounts Payable                                            (3,400)              (41,757)
      Payable                                                                               -                  (961)
    Increase (Decrease) in Capital Leases                                                   -                (1,466)
                                                                                     ---------             ---------

    Net Cash Provided by Operating Activities                                           7,360               117,289
                                                                                     ---------             ---------

CASH FLOW FROM INVESTING ACTIVITIES:
  Sale (Purchase) of Fixed Assets                                                       6,354              (120,506)
                                                                                     ---------             ---------

Net Cash Provided (Used) by
  Investing Activities                                                                  6,354              (120,506)
                                                                                     ---------             ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Sale of Common Stock                                                                      -                     -
  Net Borrowings From (Payments on)
    Notes Payable and Capital Leases                                                  (13,747)                  640
                                                                                     ---------             ---------

  Net Cash Provided by Financing Activities                                           (13,747)                  640
                                                                                     ----------            ---------

Net Increase (Decrease) in Cash                                                           (33)               (2,577)

CASH BALANCE AT BEGINNING OF YEAR                                                          33                 2,610
                                                                                     ----------            ---------

CASH BALANCE AT END OF YEAR                                                          $      -              $     33
                                                                                     ==========            =========

SUPPLEMENTAL SCHEDULE OF NON-CASH
FINANCING AND INVESTING ACTIVITIES:
  Retirement of Common Stock for Assets
  and Liabilities                                                                    $ 24,845              $      -



   The accompanying notes are an integral part of these financial statements.

                                                        [TOEN\10K:TG53193.10K]-4

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  MAY 31, 1993


NOTE 1.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.    BUSINESS AND ORGANIZATION

      The Company was incorporated in June, 1989 as a Colorado corporation. The Company has primarily been engaged in the acquisition, maintenance and operation of television in various states.

      In August, 1992, the Company sold its Sunbelt Media Group ("Sunbelt") division, operating the television stations, to a majority stockholder of the Company.

      Currently, the Company is exploring companies with existing operations for acquisitions.

B.    REVENUES AND EXPENSES

      The Company follows the accrual method of accounting. Revenues are recognized when the service is provided and expenses are recognized when incurred.

C.    CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

D.    INVENTORY

      Inventories are valued at the lower of cost or market with substantially all stated at the first-in, first-out (FIFO) method.

E.    FURNITURE, FIXTURES AND EQUIPMENT

      Furniture, fixtures and equipment are stated at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the assets ranging from 3-5 years. The Company provides tax depreciation in conformity with the provisions of applicable tax law. Cost and accumulated depreciation of assets sold or retired are removed from the accounts and the net amount applied against profit or loss in the year of the transaction.

      Depreciation expense for the years ended May 31, 1993 and 1992 was $25,399 and $28,499, respectively.

                                                        [TOEN\10K:TG53193.10K]-4

                              THE TOEN GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
                                  MAY 31, 1993

NOTE 1.  SUMMARY OF SIGNIFICANT ACCOUNT POLICIES

F.    INCOME TAXES

      The Company follows Statement of Financial Accounting Standards No. 96, as amended, Accounting for Income Taxes ("FAS 96"), which requires that deferred tax liabilities or assets be determined using tax rates and limitations expected to be in effect under enacted tax law when the taxes are actually paid or recovered.

      In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This pronouncement requires an asset and liability approach for financial accounting and reporting for income taxes to be adopted for fiscal years beginning after December 15, 1992. The methods to be used to adopt this new approach can either be a retroactive restatement of prior year financial statements or cumulative adjustments as of the beginning of the year of adoption. The Company has not yet determined the timing or methods of adoption nor the impact on the Company's consolidated financial statements with respect to deferred income taxes. However, the impact is expected to be minimal as the Company follows FAS 96.

G.    NET INCOME PER COMMON SHARE

      Net income per common share is calculated by dividing net income by the weighted average number of shares outstanding during each year.

NOTE 2.        DISCONTINUED OPERATIONS

In August, 1992, the Company executed an agreement with an 80% shareholder of the Company, whereby the Sunbelt Media Group ("Sunbelt") trade name and all assets and debt related to Sunbelt, were sold to the majority shareholder. A note due to the majority stockholder in the amount of $24,500 was outstanding at the date of the agreement, and was forgiven as part of the payment price. In exchange, the majority shareholder returned 98,795,000 shares of its common stock holdings in the Company. No gain or loss was recognized on the transaction, as the resulting value of assets sold over liabilities assumed was assigned as the cost of the treasury stock acquired.

                                                        [TOEN\10K:TG53193.10K]-4

                                  EXHIBIT 10 C



                  STOCK PURCHASE AGREEMENT DATED MARCH 31, 1993
                     BETWEEN NEW WORLD CAPITAL MARKETS LTD.
                             AND JEFFREY PAUL STROUD

                                                        [TOEN\10K:TG53193.10K]-4

                            STOCK PURCHASE AGREEMENT



      THIS STOCK PURCHASE AGREEMENT (the "Agreement") is made this 31st of March 1993 and among those individuals whose names appear on the signature page hereof and who agree to be parties to this Agreement by their execution hereof, as their interests are identified in Exhibit A attached hereto (individually "Seller" and collectively "Sellers") being the owners of the majority of the issued and outstanding shares of capital stock of THE TOEN GROUP INC., A Colorado corporation ("Toen"), and NEW WORLD CAPITAL MARKETS LTD., a corporation organized under the laws of the Republic of Ireland ("Purchaser").

      WHEREAS, Sellers represent that they own 173,995,000 shares of common stock of Toen (the"Stock") and 162,000,000 warrants to purchase common stock, expiring June 15, 1993 the ("Warrants") collectively the "Toen Shares"; and,

      WHEREAS, Sellers desire to sell and Purchaser desires to purchase the Toen Shares under the terms set forth herein.

      IN CONSIDERATION of the mutual promises contained herein, the benefits to be derived by each party hereunder, and other good and valuable consideration, the receipt and sufficiency of which are hereby expressly acknowledged, Sellers and Purchaser agree as follows:

1.    PURCHASE AND SALE

      Sellers agree to sell, transfer, convey and assign to Purchaser all of their right, title and interest in and to the Toen Shares for Twenty Thousand Dollars ($20,000) in cash to be delivered to Sellers Closing (as defined below).

2.    REVIEW PERIOD

      Sellers shall have sixty (60) business days from the date hereof to review all available financial information related to Toen and the Toen Shares which time Purchase may elect, in its discretion, to proceed with Closing or terminate this Agreement

3.    EFFECTIVE DATE AND CLOSING

      Unless otherwise agreed between the parties, Closing (the "Closing") shall occur at the office at of the Escrowholder (as defined below) on or before the third (3rd) business day after notice of intent to Close is delivered by Purchaser. Purchaser shall execute at Closing an assignment and such further documentation as Purchaser may reasonably require to the transfer Toen Shares pursuant to this Agreement, free and clear of liens, encumbrances and adverse claims.

      Notwithstanding the date of Closing, Purchaser shall be entitled to all dividends, stock splits, distributions or other benefits attributable to the Toen Shares up to and including the date of Closing.

                                                        [TOEN\10K:TG53193.10K]-4

4.    Representations and Warranties of Purchaser

      Purchaser hereby represents and warrants to Sellers that:

          A. CORPORATE EXISTENCE. Purchaser is a privately held corporation duly organized and valid existing and in good standing under the laws of Republic of Ireland, and it has all corporate power necessary to engage in the business in which it presently engages and it has all corporate power necessary to engage in the business in which it presently engages and it was not formed for the sole purpose of this transaction.

          B. AUTHORITY. This Agreement has been duly executed by Purchaser and the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in any agreement, instrument, judgement, order or decree to which Purchaser is a party or to which Purchaser is subject nor will such execution and performance constitute a violation of or conflict with any fiduciary to which Purchaser is subject.

          C. TAX RETURNS. Purchaser has filed, with the appropriate governmental authorities, all tax and other returns required to be filed by it. Such returns are true and complete and all taxes shown thereon to be due have been paid.

      D. NO DEFAULT. Purchaser is not in default with respect to any order, writ, injunction, or decree of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, and there are no actions, suits or claims, pending or, to the knowledge of Purchaser, threatened against Purchaser at law or in equity, or before or by any federal, state, municipal or other governmental court, department, commission, board, bureau, agency or instrumentality, domestic or foreign. Purchaser has complied in all material respects with all laws, regulations and orders applicable to its business.

          E. INFORMATION. No representation or warranty contained herein, nor statement in any document, certificate or schedule furnished or to be furnished pursuant to this Agreement by Purchaser or in connection with the transaction contemplated hereby, contains or contained any untrue statement of a material fact, nor does or will omit to state a material fact necessary to make any statement of fact contained herein or therein not misleading.

5.    REPRESENTATIONS AND WARRANTIES OF SELLERS

      Sellers hereby represents and warrants to Purchaser that:

          A. ACTION OF SELLERS. All action required to be taken by or on the part of Sellers to enter into and carry out this Agreement, and to sell, transfer and convey the Toen Shares, hereunder, have been or, prior to the Closing, will deliver the Toen Shares hereunder, have been or, prior to the Closing, will be duly and properly taken. This Agreement has been duly executed and delivered by Sellers and is valid in accordance with its terms, subject to laws of general application relating to bankruptcy, insolvency and the relief of debtors and the rules of law governing specific performance, injunctive relief and other equitable remedies.

                                                        [TOEN\10K:TG53193.10K]-4

          B. NO ENCUMBRANCES OR DEFAULTS. The Toen Shares, are free and clear of any claims and all related contract rights and agreements, and will be in full force and effect, and there have been no events of default by Sellers under any contracts or agreements related to the Toen Shares; there are no conditions or omissions existing which will constitute an event or default by Sellers under any contracts or agreements related to the Toen Shares after the passage of time, and that any and all fees required by Sellers have been paid.

          C. AUTHORITY. This Agreement has been duly executed by Sellers and the execution and performance of this Agreement will not violate, or result in a breach of, or constitute a default in any agreement, instrument, judgement, order or decree to which Sellers are a party or to which Sellers are subject, nor will such execution and performance constitute a violation of or conflict with any fiduciary to which Sellers are subject.

          D. COMPLIANCE WITH LAWS, RULES AND REGULATIONS. Sellers are not in default with respect to Toen Shares regarding any order, writ, injunction, or decree of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, and there are no actions, suits, claims, proceedings or investigations pending or, to the knowledge of Sellers threatened against Sellers at law or in equity, or before or by any federal, state, municipal or other governmental court, department, commission, board, bureau, agency or instrumentality, domestic or foreign. Any and all notices or elections affecting the issuance of the Toen Shares, and all applicable filings with the applicable regulatory bodies, will be made by Sellers as of the date of Closing.

      E. DISCLOSURE. That to the best of Sellers' knowledge, information and belief, the financial condition of Toen have been completely disclosed to Purchaser, including any and all informa tion reasonably requested by Purchaser, relating or pertaining to Toen, and any other matters known or reasonably available to Sellers in any way relating or pertaining to Sellers' title and ownership of the Toen Shares. In this regard Sellers, as principal stockholders of Toen, represent as follows:

               (1) Absence of Certain Changes or Events. Except as set forth in this Agreement, since May 31, 1990:

                    (a)  There has not been any material  adverse  change in the
                         financial  conditions  of  the  business,   operations,
                         properties or assets of Toen;

                    (b) Toen has not (i) amended its Articles of Incorporation or Bylaws; (ii) declared or made, or agreed to declare or make, any payment of dividends or distributions of any assets of any kind whatsoever to stockholders or purchased or redeemed, or agreed to purchase or redeem any of its capital stock; (iii) waived any rights or value which in the aggregate are extraordinary or material considering the business of Toen; (iv) made any material change in its method of management, operation, or accounting; (v) entered into any other material transactions; (vi) made any accrual or arrangement for or payment of bonuses or special compensation of any kind or any severance or termination pay to any present or former officer or employee; (vii) increased the rate of compensation payable or to become payable by it to any of its officers or directors of any of its employees; or
                         (viii) established or made any increase in any profit sharing, bonus, deferred compensation, insurance, pension, retirement, or other employee benefit plan, payment, or arrangement made to, for, or with its officers, directors, or employees;


                                                        [TOEN\10K:TG53193.10K]-4

                    (c) Toen has not (i) granted or agreed to grant any options, warrants, or other rights for its stocks, bonds, or other corporate securities calling for the issuance except as disclosed in the financial statements; (ii) borrowed or agreed to borrow any funds or incurred, or become subject to, any material obligation or liability (absolute or contingent) except liabilities incurred in the ordinary course of business; (iii) paid any material obligation or liability (absolute or contingent) other than current liabilities reflected in or shown on its balance sheet as of May 31, 1990, and current liabilities incurred since that date in the ordinary course of business;
                         (iv) sold or transferred, or agreed to sell or transfer, any of its assets, property, or rights, (v) made or permitted any amendment or termination of any contract, agreement, or license to which it is a party if such amendment or termination is material, or (vi) issued, delivered, or agreed to issue or deliver any stock, bonds, or other corporate securities including debentures (whether authorized and unissued or held as treasury stock) except as contemplated herein; and

                    (d) To the best knowledge of Sellers, they have not become subject to any law or regulation which materially or adversely affects, or in the future may adversely affect Toen's business, operations, properties, assets, or financial condition.

               (2) LITIGATION AND PROCEEDINGS. Other than those claims or proceedings listed in Exhibit "B" attached hereto, Toen is not involved in any pending litigation, claims, assessments, investigations, or similar matters, nor are Sellers aware of any threatened or contemplated against Toen or it's management.

               (3) ORGANIZATION. As of the date of Closing, Toen is and will be duly organized, validly existing, and in good standing under the laws of Colorado; it has the power to own its property and to carry on its business as now being conducted and is duly qualified to do business in any jurisdiction where the failure to qualify would have a material adverse effect its business or its assets.

               (4) TAX RETURNS. To the best of Sellers' knowledge, Toen has filed or will file all federal, state, county, and local income, excise, property, and other tax returns, forms, or reports, which are due or required to be filed by it prior to the date of Closing. Toen has paid or made adequate provisions for payment of all taxes, penalty fees, or assessments which have or may become due pursuant to such returns or pursuant to any assessments of which it is aware.


                                                        [TOEN\10K:TG53193.10K]-4

               (5)  CONTRACTS.

                    (a) Except as identified in this Agreement or otherwise disclosed to Purchaser, there are no material contracts, agreements, franchises, license agreements, or other commitments to which Toen or its assets are a party or by which Toen or any of its assets are bound.

                    (b) Subject to the laws of bankruptcy, insolvency, general creditor's rights and equitable principles, and to any current litigation, all contracts, agreements, franchises, license agreements, and other commitments to which Toen is a party or by which it or its properties are bound, and which are material to the operations of its assets, are valid and enforceable by Toen in all material respects.

                    (c) To the best of its knowledge, Toen is not a party to any obligation or liability, or any contract, agreement, commitment, or instrument or subject to any charter or other corporate restriction or any judgment, order, writ, injunction, decree which materially and adversely affects, or in the future (as far as Sellers can now foresee) may materially or adversely affect its operations or the condition of its assets.

                    (d) Except as identified or referred to in this Agreement, or reflected in the exhibits or schedules delivered or supplied pursuant to this Agreement, neither Sellers nor Toen are a party to any material oral or written
                         (i) contract for the employment of any officer or employee; (ii) profit sharing, bonus, deferred compensation, stock option, severance pay, pension, benefit, or retirement plan, agreement, or arrangement covered by Title IV of the Employee Retirement Income Security Act, as amended; (iii) agreement, contract, or indenture relating to the borrowing of money; (iv) guaranty of any obligation, other than one which Toen is a primary obligor, for the borrowing of money or otherwise, excluding endorsements made for collection and other guarantees of obligations, which, in the aggregate do not exceed $1,000; (v) consulting or other similar contract with an unexpired term of more than one year or providing for payments in excess of $1,000 in the aggregate; (vi) collective bargaining agreement;
                         (vii) agreement with any present or former officer or director of Toen; or (viii) contract, agreement or other commitment involving payments by it of more than $1,000 in the aggregate.

                    (e) To the best of Sellers' knowledge, Toen has not breached, nor has it any knowledge of any pending or threatened claims or any legal basis for a claim that Toen has materially breached any of the terms of conditions of any agreements, contracts, or commitments to which it is a party or is bound, and the execution and performance hereof will not violate any provisions of applicable law of any agreement to which Toen is subject.

                                                        [TOEN\10K:TG53193.10K]-4

               (6) CAPITALIZATION. The capitalization of Toen is, as of the date hereof, comprised of 15,000,000 shares of Preferred Stock of which none is issued, and 785,000,000 shares of authorized common stock, no par value, of which no more than 249,371,667 shares, on a fully diluted basis, are issued and outstanding. All issued and outstanding shares are legally issued, fully paid, and nonassessable, and are not issued in violation of the preemptive or other right of any person. Other than the Warrants more fully described and identified in Exhibit "C" attached hereto and incorporated herein by reference, there are no outstanding preferred, participating or convertible securities, warrants, options, or commitments of any nature which may cause authorized but unissued shares to be issued to any person, or give any preference to title to Toen's assets except as described herein or in the schedules attached hereto.

               (7) NO LIENS, ENCUMBRANCES OR CONTINGENT LIABILITIES. Other than disclosed in Exhibit "D" hereto, Toen's assets are free and clear of any liens, encumbrances, contingent liabilities or claims and all related contract rights and agreements are in full force and effect, and there have been no events of default under any contracts or agreements related to Toen's assets; there are no conditions or omissions existing which will constitute an event of default under any contracts or agreements related to Toen's assets after the passage of time, and that all payments required to keep Toen's assets and all related such contracts and agreements in full force and effect have been paid.

               (8) COMPLIANCE WITH LAWS, RULES AND REGULATIONS. Toen is not in default with respect to any order, writ, injunction, or decree of any court or federal, state, municipal or other governmental department, commission, board, bureau, agency or instrumentality, and there are no actions, suits, claims, proceedings or investigations pending or, to the knowledge of Sellers threatened against Toen at law or in equity, or before or by any federal, state, municipal or other governmental court, department, commission, board, bureau, agency or instrumentality, domestic or foreign. Toen has complied in all material respects with all laws, regulations, orders and state and federal regulatory filings applicable to its assets and business.

               (9) NOTICES AND NOMINATIONS. Any and all notices, elections or nominations under any agreements or contracts affecting Toen's assets, and all applicable filings with the applicable regulatory bodies, have been made as of the date hereof, and such obligation to cause such filings shall rest with Sellers until the Closing hereof.

               (10) PRICE REGULATION. Neither Toen nor Sellers have received any monies represented by the sale of oil, natural gas, natural gas liquids or other minerals attributable to its assets which were in excess of the amounts permitted under applicable local, state or federal laws, rules and regulations.

               (11) OPERATION  OF  ASSETS.  To the best of  Sellers'  knowledge,
                    Toen's assets have been operated with all applicable local, state and federal laws, rules and regulations; and that its assets are not the subject of any existing or contemplated local, state or federal order to test, shut-in, cease production, abandon or otherwise cease operation or modify its operations.

                                                        [TOEN\10K:TG53193.10K]-4

               (12) NO CONFLICT  WITH OTHER  INSTRUMENT.  The  execution of this
                    Agreement will not violate or breach any document, instrument, agreement, contract, or commitment material to the business of Toen, or to which Toen is a party.

               (13) SECURITIES LAWS. Toen is a publicly-held company and Sellers represent that, to the best of Sellers' knowledge, Toen has no existing or threatened liabilities, claims, lawsuits, or basis for the same with respect to its original stock issuance to its founders, or any dealings with its stockholders or any federal, state regulatory agencies, or other persons.

               (14) SELLERS'  SCHEDULES.  Sellers  shall deliver to Purchaser at
                    least  five  (5)  days  prior  to  Closing,   the  following
                    schedules which are collectively referred to as the "Sellers' Schedules" and which consist of separate schedules dated as of the date of Closing and instruments and data as of such date, all certified as complete, true, and correct:

                    (a) A schedule containing complete and correct copies of the Articles of Incorporation and Bylaws of Toen as of the date of Closing;

                    (b) A schedule containing a description of all of the assets of Toen, including but not limited to all real property owned or leased, together with a description of every mortgage, deed of trust, pledge, lien, agreement, encumbrance, claim, or equity interest of any nature whatsoever in such real property; all material contracts, promissory notes, profit sharing arrangements, options, warrants, employment agreements, licenses, agreements and all governmental licenses, permits, and other governmental authorizations (or requests or applications therefor) pursuant to which Toen carries on or propose to carry on its business (except those which, in the aggregate, are immaterial to the present or proposed operation of Toen's assets);

                    (c) A schedule setting forth a description of any material adverse change in the operations or financial condition of Toen since May 31, 1990;

                    (d) A schedule of all litigation or governmental investigation or proceeding which is pending or which, to the best knowledge of Sellers, is threatened or contemplated.

     F. CONSENT OF THIRD PARTIES. Sellers will obtain the consent and approval of any and all third parties for the conveyance reflected by this Agreement, if any, and that prior to Closing, Sellers will provide Purchaser with written evidence of all such consents and approvals, to the reasonable satisfaction of Sellers.

                                                        [TOEN\10K:TG53193.10K]-4

     G. INFORMATION. No representation or warranty contained herein, nor statement in any document, certificate or schedule furnished or to be furnished pursuant to this Agreement by Sellers or in connection with the transaction contemplated hereby, contains or contained any untrue statement of a material fact, nor does or will omit to state a material fact necessary to make any statement of fact contained herein or therein not misleading.

6.    PRIVATE TRANSACTION

      Purchaser and Sellers understand that the Toen Shares are being sold hereunder pursuant to a "private transaction", and Purchaser's reliance on such is predicted in part on the representations set forth herein.

7.    ESCROW OF SHARES

      The parties hereto agree to utilize a mutually acceptable third party as agent ("Escrowholder") to hold and deliver the consideration, the documents related to this transaction and the Toen Shares upon the general terms and conditions of Escrow Instructions which shall be mutually agreed between Escrowholder, Purchaser and Sellers simultaneously with the execution hereof.

8.    ACCESS TO INFORMATION

      Purchaser represents that, by virtue of its economic bargaining power or otherwise, it has had access to or has been furnished with, prior to or concurrently with the execution hereof, all financial information related to Toen's business and financial affairs as such is available to the public, and that they have had the opportunity to ask questions of and receive answers from Sellers and Toen or any party acting on their behalf, concerning the business of Toen, and that Purchaser has had the opportunity to obtain any additional information, to the extent that Sellers possesses such information or can acquire it necessary to verify the accuracy of information obtained or furnished by Sellers.

9.    CONDITIONS PRECEDENT OF PURCHASER TO EFFECT CLOSING

      All obligations of Purchaser under this Agreement are subject to each of the following conditions being satisfied prior to Closing:

          A. The representations and warranties by or on behalf of Sellers contained in this Agreement or in any certificate or documents delivered to Purchaser pursuant to the provisions hereof shall be true in all material respects at and as of the time of Closing as though such representations and warranties were made at and as of such time.

          B. Sellers shall have performed and complied with all covenants, agreements, and conditions required by this Agreement.

          C. Sellers shall take all necessary action to effect the transfer of the Toen Shares to Purchaser pursuant to this Agreement.

          D. All instruments and documents delivered to Purchaser pursuant to the provisions hereof shall be reasonably satisfactory to legal counsel for Purchaser.

                                                        [TOEN\10K:TG53193.10K]-4

          E. Toen shall have approved and effected a one-for-Five Hundred (1:500) reverse split of its shares issued and outstanding common stock.

          F. Toen shall (a) have appointed three (3) nominees to assume the seats on the Board of Directors of Toen as directed by Purchaser,
               (b) caused certain of its existing officers to tender their written resignations, and (c) have effected the transfer of its Transfer Agent and its Register Agent in Colorado to such party as designated by Purchaser.

          G. The Board of Directors of Toen shall have approved a proposal to amend Toen's Articles of Incorporation to change Toen's name to a name to be designated by Purchaser, with such designation to be made on or before Closing.

10.   TERMINATION

      This Agreement may be terminated any time prior to Closing:

          A.   By Purchaser or Sellers:

               (1) With written notice prior to Closing if there shall be any actual or threatened action or proceeding by or before any court or any other governmental body which shall seek to restrain, prohibit, or invalidate the transactions contemplated by this Agree ment and which, in the judgment of such party giving notice to terminate and based upon the advice of legal counsel, makes it inadvisable to proceed with the transactions contemplated by this Agreement; or

               (2) With written notice if the Closing shall not have occurred prior to March 30, 1993, or such later date as shall have been approved by parties hereto.

          B.   BY SELLERS:

               With written notice prior to Closing if Purchaser fails to, or does not appear in Sellers' sole discretion to be able to comply with the covenants or agreements contained in this Agreement, or if any of the representations or warranties of Purchaser contained herein is, or becomes, false or misleading or inaccurate in any material respect.

      C.       BY PURCHASER:

               With written notice prior to Closing if Sellers fail to comply with the covenants or agreements contained in this Agreement; if the financial condition of Toen is unacceptable to Purchaser, in Purchaser's sole discretion; if Purchaser is not satisfied, in Purchaser's sole discretion, as to the nature of Toen's contingent liabilities, if any; or if any of the representations or warranties of Sellers contained herein or in such related agreements are, or becomes, false or misleading or inaccurate in any material respect.

                                                        [TOEN\10K:TG53193.10K]-4

11.   INDEMNIFICATION OF PURCHASER

      Purchaser will defend, indemnify and hold Sellers and Greg Skufca and their employees, agents, successors, representatives and assigns of each of them harmless against, and in respect of, any and all losses, claims, damages, liabilities, deficiencies and expenses asserted against or suffered by Sellers arising from any untrue representation or warranty made by Purchaser in this agreement, or in any exhibit, schedule or certificate or records, books, agreement, contract, lease, or other document or item delivered by Purchaser to Sellers, or in connection with the operation of Toen from date of Closing.

12.   INDEMNIFICATION OF SELLERS

      Sellers hereby agree to defend, indemnify and hold Purchaser harmless and to indemnify it against, and respect of, any and all losses, claims, damages incurred in investigating any threatened action or enforcing rights under this paragraph or asserted against or suffered by Purchaser in connection with or arising from any untrue representation or warranty made by Sellers in this Agreement, or in any exhibit, schedule or certificate, or other document or item delivered to Purchaser in connection with this Agreement.

13.   INDEMNIFICATION PROCEDURES

      If any claim is made by a party which would give rise to a right of indemnification under this Agreement, the party seeking indemnification (Indemnified Party) will promptly cause notice thereof to be delivered to the party from whom indemnification is sought (Indemnifying Party). The Indemnified Party will permit the Indemnifying Party to assume the defense of any such claim or any litigation resulting from the claims. Counsel for the Indemnifying Party which will conduct the defense must be approved by the Indemnified Party (whose approval will not be unreasonably withheld), and the Indemnified Party may participate in such defense at the expense of the Indemnified Party. The Indemnifying Party will not, in the defense of any such claim or litigation, consent to entry of any judgment or enter into any settlement without the written consent of the Indemnified Party (which consent will not be unreasonably withheld.) The Indemnified Party will not, in connection with any such claim or litigation, consent to entry of any judgement or enter into any settlement without the written consent of the Indemnifying Party (which consent will not be unreasonably withheld). The Indemnified Party will cooperate fully with the Indemnifying Party and make available to the Indemnifying Party all pertinent information under its control relating to any such claim or litigation.
       If the Indemnifying Party refuses or fails to conduct the defense as required in this Section, then the Indemnified Party may conduct such defense at the expense of the Indemnifying Party and the approval of the Indemnifying Party will not be required for any settlement or consent or entry of judgment.

14.   EXPIRATION OF OFFER

      The offer set forth in this Agreement shall expire if this Agreement has not been executed on or before March 15, 1993.

                                                        [TOEN\10K:TG53193.10K]-4

15.   COSTS AND EXPENSES

      All costs and expenses in the proposed sale and transfer described in this Agreement shall be borne by Purchaser and Sellers in the following manner:

          A. ATTORNEYS FEES AND COSTS. Each party, Sellers and Purchaser, having been represented by their own attorney in this transaction, shall pay the fees of its attorney, except as may be expressly set forth herein to the contrary;

          B. RECORDING, PUBLISHING FEES. The cost of recording and publishing any notice required by the Bulk Transfer Provisions of the Uniform Commercial Code and all attorney's fees relating to compliance with said provisions, shall be borne by Purchaser;

          C. SALES TAXES. Any sales taxes and/or recording fees arising as a result of the sale and transfer pursuant to this Agreement shall be paid by Purchaser;

          D. Other Costs. Each party shall bear its reasonable share of all other Closing costs and expenses arising from this Agreement.

16.   MISCELLANEOUS

          A. AUTHORITY. The persons executing this Agreement are duly authorized to do so and each party has taken all action required by law or otherwise to properly and legally execute this Agreement.

          B. Notices. Any notice under this Agreement shall be deemed to have been sufficiently given if sent by registered or certified mail, postage prepaid, addressed as follows:

               To Sellers:         c/o Jeff Stroud
                                   2064 East Chesapeake Lane
                                   Highlands Ranch, Colorado 80120
                                   Telephone:        (303) 791-7178
                                   Telefax:          (303)

               To Purchaser:       New World Capital Markets Ltd.
                                   Companies House
                                   Ramsey, Isle of Man
                                   Telefax:  011-44-624-815548

               or to any other address which may hereafter be designated by either party by notice given in such manner. All notices shall be deemed to have been given as of the date of receipt.

          C. ENTIRE AGREEMENT. This Agreement sets forth the entire understanding between the parties hereto and no other prior written or oral statement or agreement shall be recognized or enforced.

                                                        [TOEN\10K:TG53193.10K]-4

          D. SEVERABILITY. If a court of competent jurisdiction determines that any clause or provision of this Agreement is invalid, illegal or unenforceable, the other clauses and provisions of the Agreement shall remain in full force and effect and the clauses and provision which are determined to be void, illegal or unenforceable shall be limited so that they shall remain in effect to the extent permissible by law.

          E. ASSIGNMENT. Neither party may assign this Agreement without the express written consent of the other party, however, any such Assignment shall be binding on and inure to the benefit of such successor, or, in the event of death or incapacity, on the heirs, executors, administrators and successors of any party.

          F. APPLICABLE LAW. This Agreement shall be construed and enforced in accordance with the laws of the State of Colorado.

          G.   ATTORNEYS'   FEES.  If  any  legal  action  or  other  proceeding
               (nonexclusively including arbitration) is brought for the enforcement of or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties hereto, the prevailing party will be entitled to recover actual attorneys' fees (including costs for appeals and collection) and other costs incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

          H. NO THIRD PARTY BENEFICIARY. Nothing in this Agreement, expressed or implied, is intended to confer upon any person, other than the parties hereto and their successors, any rights or remedies under or by reason of this Agreement, unless this Agreement specifically states such intent.

          I. COUNTERPARTS. It is understood and agreed that this Agreement may be executed in any number of identical counterparts, each of which may be deemed an original for all purposes.

          J. FURTHER ASSURANCES. At any time, and from time to time after the date of Closing, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to the Toen Shares transferred hereunder or otherwise to carry out the intent and purposes of this Agreement.

          K. BROKER'S OR FINDER'S FEE. Purchaser and Sellers warrant that neither has incurred any liability, contingent or otherwise, for brokers' or finders' fees or commissions relating to this Agreement for which the other shall have responsibility. Except as otherwise provided herein, all fees, costs and expenses incurred by either party relating to this Agreement shall be paid by the party incurring the same.

          L. AMENDMENT OR WAIVER. Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to the Effective Date, this Agreement may be amended by a writing signed by all parties hereto, with respect to any of the terms contained herein, and any term or condition of this Agreement may be waived or the time for performance hereof may be extended by a writing signed by the party or parties for whose benefit the provision is intended.

                                                        [TOEN\10K:TG53193.10K]-4

          M. HEADINGS. The section and subsection headings in this Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

          N. SCHEDULES: KNOWLEDGE. Each party is presumed to have full knowledge of all information set forth in the other party's exhibits delivered pursuant to this Agreement. Whenever any negative representation is made to the "knowledge" of any party, it shall be deemed to be a representation that no officer or director of such party, after reasonable investigation, has any knowledge of such matters.

          O. FACSIMILE TRANSMISSION. A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile of similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

      IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed the day and year first above written.

                                        "Purchaser"
                                        NEW WORLD CAPITAL MARKETS LTD.
                                        A corporation organized under the laws
                                        of the Republic of Ireland



                                        By: /s/ Phillip Mark Croshaw
                                           ------------------------------------
                                           Name:  Phillip Mark Croshaw
                                           Title: Director

                                        "Sellers"



                                        /s/ Jeffrey P. Stroud
                                           ------------------------------------



                                           ------------------------------------



                                           ------------------------------------

                                                        [TOEN\10K:TG53193.10K]-4