Form 10KSB
period 1994-05-31
TOEN GROUP INC
filed 1997-01-21
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

For the Fiscal Year Ended May 31, 1994      Commission file number   33-23430-D

                              THE TOEN GROUP, INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   84-1091271
                      (I.R.S. Employer Identification No.)

                   2 Park Plaza, Suite 470, Irvine, California
                    (Address of Principal Executive Offices)

                                      92614
                                    Zip Code

       Registrant's telephone number, including area code: (714) 833-2091

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                                      None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes         No  X

         At July 31, 1996, 799,372 shares of Registrant's no par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                      Documents Incorporated by Reference:
                                      None

                                                 Total Pages including cover: 40

                                                         [TOEN\10K\53194.10K]-10

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Business ........................................................1

Item 2.   Properties...................................................... 2

Item 3.   Legal Proceedings................................................2

Item 4.   Submission of Matters to a Vote of Security Holders..............2

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           matters ........................................................3

Item 6    Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................4

Item 7.   Financial Statements and Supplementary Data......................5

Item 8.   Change in and Disagreements With Accountants.....................5

                                    PART III

Item 9.   Directors and Executive Officers.................................6

Item 10.  Management Remuneration and Transactions.........................8

Item 11.  Security Ownership of Certain Beneficial Owners and Management...10

Item 12.  Certain Relationships and Related Transactions...................10

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..11

          Index to Consolidated Financial Statements and Schedules.........F-1

                                                         [TOEN\10K\53194.10K]-10

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

         In September 1994 the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of

                                                         [TOEN\10K\53194.10K]-10
shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding warrants to purchase 668,000 shares of common stock. The warrants are exercisable at $5.00 per share.

         The Registrant's day-to-day business affairs are handled by three directors and two officers. No executive compensation has been paid to them or to any other officers or directors during the fiscal year ended May 31, 1994. As of the filing date of this Report the Registrant had no employees and no operations. Current management is pursuing business opportunities, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

         As used herein, the term "Company" or the "Registrant" refers to The Toen Group Inc. The Registrant currently maintains its executive offices at 2 Park Plaza, Suite 470, Irvine, California 92614.
The telephone number is (714)833-2094.

         Effective October 8, 1996, the Board of Directors authorized a change in the Company's name from the Toen Group, Inc. to Virtual Enterprises, Inc.


ITEM 2.           PROPERTIES

         The Registrant's principal executive offices are located in leased premises of approximately 3,000 square feet in Irvine, California. These premises are occupied by the Registrant under an Advisory and Management Agreement with NuVen Advisors, Inc. ("NuVen"), an affiliate.


ITEM 3.            LEGAL PROCEEDINGS

         As of the date of this report there are no legal proceedings to which the Registrant is a party, or of which any of the Registrant's properties is the subject.


ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On September 28, 1994 the Annual Meeting of the stockholders of the Registrant was held. Fred G. Luke, Jon L. Lawver and John D. Desbrow were elected as directors for the 1995 fiscal year.

         The matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions were as follows:

                                                         [TOEN\10K\53194.10K]-10


                                                                                        Votes
                                                                      Votes       Abstaining/Broker
                                                    Votes For        Against          Non-Votes
                                                  ---------------  -----------    -----------------

I.       Election of Fred G. Luke, Jon L.
         Lawver and John D. Desbrow                  184,930,000       0                  0

II.      Approval and Adoption of an
         Agreement of Merger with a newly
         formed Nevada corporation                   184,930,000       0                  0

III.     Approval and Adoption of a 1994
         Non-Qualified Stock Compensation            183,330,000   1,600,000              0
         Plan


         All of the above matters were approved by a majority of the issued and outstanding shares.


                                     PART II


ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a)      Market Information

         Following the completion of the public offering on November 30, 1989 and until September 6, 1990, the Company's common stock was traded on the over-the-counter market and reported by the National Quotation Bureau Pink
Sheets. Trading ceased on September 6, 1990. The Registrant's outstanding securities, consist of no par value common stock and Redeemable Common Stock Purchase Warrants ("Warrants"). The Registrant's Board of Directors and shareholders approved a 1:1000 reverse split of its common stock on September 28, 1994 decreasing the number of issued and outstanding common stock from 249,371,667 to 249,372. The Registrant's board of directors, shareholders and warrantholders approved a 1:250 reverse split of the Warrants decreasing the number of issued and outstanding Warrants from 167,000,000 to 668,000 and increasing the exercise price from $.02 per Warrant to $5.00 per Warrant. Additionally, the expiration date of the Warrants was extended to December 31, 1996. Each Warrant entitles the holder to purchase at a price of $5.00, one share of the Company's common stock.

         There has been no market for the Registrant's Common Stock since September 6, 1991. Prior to such date the closing bid and ask price for the Company's common stock, giving effect to the 1:1000 revenue split of the outstanding common shares which became effective September 28, 1994 reported by the National Quotation Bureau Inc., is follows:


          BID PRICE OF
          COMMON STOCK
    ----------------------
     HIGH              LOW
    ------          ------
    $10.00          $10.00

(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Registrant as of May 31, 1994, was as follows:


                                                               NUMBER OF
                   TITLE OF CLASS                           RECORD HOLDERS
-----------------------------------------                   --------------
Common Stock No Par Value                                         39
Redeemable Common Stock Purchase Warrants                         29

(c)      Dividends

         The Registrant has never declared or paid a cash dividend on its common stock. The Registrant does not intend to pay a cash dividend in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Year Ended May 31, 1994 Compared to Year Ended May 31, 1993

         There were no operations during fiscal 1994 and as such there were no revenues or cost of revenues recorded during fiscal 1994.

         General and administrative expenses increased to $170,751 in fiscal 1994 compared to $57,448 in fiscal 1993 due to the Advisory and Management Agreement and other consulting agreements entered into during fiscal 1994.

         Liquidity and Capital Resources.

         As of May 31, 1994 the Registrant had a working capital deficit of $170,011, an increase of $155,726 from fiscal year 1993 due to the continued accrual of professional, consulting and advisory fees during fiscal 1994 that were incurred but not paid.

         The Registrant had cash balances of approximately $4,989 at May 31, 1994. The limited cash balances are a direct result of the Registrant having no operations during fiscal year 1994.

         The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from an affiliate which is estimated to be approximately $337,000 for the next fiscal year based upon current agreements and obligations the Company has at May 31, 1994. Furthermore, the Registrant may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Registrant's ability to continue as a

                                                         [TOEN\10K\53194.10K]-10
         going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         The Registrant has no commitments for additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of May 31, 1994, the Registrant had no employees or operations.


ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this Annual Report on Form 10-KSB and are included immediately following the signature page.

                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page

         Report of Independent Certified Public Accountants ...............F-2
         Balance Sheet for May 31, 1994....................................F-3
         Statements of Operations for the years ended May 31, 1994
           and 1993 .......................................................F-4
         Statements of Stockholders' Deficiency for the years ended
           May 31, 1994 and 1993 ..........................................F-5
         Statements of Cash Flows for the years ended May 31, 1994
           and 1993 .......................................................F-6
         Notes to Financial Statements.....................................F-7


ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         Following May 31, 1990, Jerome W. Karsh & Co. resigned as the Registrant's principal accountants. In April, 1993, the Registrant notified O'Neal & White of its appointment as the Registrant's principal independent accountants. On July 19, 1995, C. Williams & Associates replaced O'Neal & White as the Registrant's principal accountants. On April 24, 1996, Spurgeon, Kang & Associates replaced C. Williams & Associates as the Registrant's principal accountants.

         Mr. Charles R. Williams, one of the principals of C. Williams, was advised by the Texas State Board of Public Accountancy in a letter dated January 29, 1996, addressed to the Chief Accountant of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"), that his certificate as a Certified Public Accountant was revoked effective as of May 18, 1995, which was subsequently revised to provide for a revocation date as of March 2, 1995. The Chief Accountant of the Division of Corporation Finance advised Mr. Williams by means of a letter dated February 7, 1996, that the Commission does not recognize any person as a certified public accountant who is not duly registered and in good standing as such under the laws of the place of his residence or principal office as of March 2, 1995. No opinion on the Registrant's financial statements was ever issued by C.
Williams & Associates.

         In connection with the audit for the fiscal year ended May 31, 1990, and for the period from June 10, 1988, to May 31, 1990, there were no disagreements between the Registrant and Jerome W. Karsh & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing

                                                         [TOEN\10K\53194.10K]-10
scope or procedures, which disagreements, if not resolved to the satisfaction of Jerome W. Karsh & Co. would have caused it to make reference in connection with its report.

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

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

(a)      Identification of Directors.

         The following table furnishes the information concerning the directors and those persons nominated and chosen to become directors of the Registrant as of September 28, 1994. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.


                                           Period Served as
           Name                Age             Director
------------------------       ---      -------------------
Fred G. Luke                   50       6-17-93 to Present
Jon L. Lawver                  58       6-17-93 to Present
John D. Desbrow                41       9-28-94 to Present

(b)      Identification of Executive Officers.

         The officers of the Registrant are chosen by and serve at the pleasure of the Board of Directors. The following table furnishes information concerning executive officers and all persons chosen to become executive officers of the Registrant. The officers of the Registrant serve at the pleasure of the Board of Directors.


                      Positions and Office
Name           Age    with Company                     Period Served as Officer
-------------  ---    -----------------------------    ------------------------
Fred G. Luke   50     Chairman and President           June, 1993 to Present
Jon L. Lawver  58     Secretary and Chief Financial    June, 1993 to April 24,
                      Officer                          1996

         The Registrant has no audit, compensation or nominating committees. No family relationships exist between any of the officers or directors.

                                                         [TOEN\10K\53194.10K]-10

         In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement which is retroactive to June 1, 1994 call for Mr. Luke to receive approximately $54,000 per year for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke by the Company during fiscal 1994. The Company expensed $0 during fiscal 1994 and had no amounts due as of May 31, 1994.

         Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. No cash payments were made to Mr. Dong by the Company during fiscal 1994. The Company expensed $0 during fiscal 1994 and had no amounts due as of May 31, 1994.

         In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow, to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1994. The Company expensed $0 during fiscal 1994 and had no amounts due as of May 31, 1994.

(c)      Identification of Certain Significant Employees.

         There are no employees other than the executive officers disclosed above who make or are expected to make, significant contributions to the business of the Registrant, the disclosure of which would be material.

(d)      Family Relationships.

         None.

(e)      Business Experience.

         The following is a brief account of the business experience during the past five years of each director and executive officer of the Registrant, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         Fred G. Luke, has been Chairman and President of the Registrant since June, 1993. Mr. Luke has over twenty-four (24) years of experience in domestic and international financing and the management of private and publicly-held companies. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of Nona Morelli's II Inc., Diversified Land & Exploration Co. and New World Capital Inc. Since 1982 Mr. Luke has provided consulting services and has served, for brief periods usually lasting not more than

                                                         [TOEN\10K\53194.10K]-10
         six months, as Chief Executive Officer and/or Chairman Of The Board of various public and privately-held companies in conjunction with such financial and corporate restructuring services. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment.

         Jon L. Lawver, has been Secretary and a Director of the Registrant since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr.
         Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to Present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment.

         John D. Desbrow, has served as a Director of the Registrant since September 28, 1994. Mr. Desbrow is also a Director of Hart Industries, Inc. and holds the office of Secretary of Nona Morelli's II, Inc. and NuOasis Gaming, Inc. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980. Prior to joining the Company Mr. Desbrow was in the private practice of law. Mr. Desbrow received his Bachelor of Science degree in Business Administration from the University of Southern California in 1977, his Juris Doctorate from the University of Southern California Law Center in 1980, and his
         Master of Business Taxation degree from the University of Southern California Graduate School of Accounting.

         Steven H. Dong. Mr. Dong, a Certified Public Accountant, and as an independent Consultant serves as Chief Financial Officer of the Registrant. Mr. Dong replaced Jon L. Lawver who resigned as the Registrants' Chief Financial Officer and as a Director effective April 24, 1996. Prior to joining the Registrant, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. As an Assurance Manager with Coopers & Lybrand, Mr. Dong's experience consisted of providing financial accounting and consulting services to privately and publicly held companies. In addition to his position with the Registrant, Mr. Dong currently serves as Chief Financial Officer of Nona, NuOasis Gaming and Hart. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

ITEM 10.       MANAGEMENT REMUNERATION AND TRANSACTIONS

(a)     Cash Compensation.

         None of the Registrant's executive officers received any cash compensation during the fiscal year ended May 31, 1994. On March 31, 1995, Fred
G. Luke, Fred Graves Luke, J.L. Lawver Corp., John D. Desbrow and Structure America, Inc. each were issued 60,000 shares of restricted common stock.

                                                         [TOEN\10K\53194.10K]-10

(b)     Stock Options

        During fiscal year 1994 there were no individual grants of stock options made to the Company's Chief Executive Officer or to any of the four most highly compensated executive officers other than the Chief Executive Officer.

(c)     Aggregated Option Exercises

        During the fiscal year ended May 31, 1994, there were no exercises of stock options by the Chief Executive Officer or any of the four most highly compensated executive officers other than the Chief Executive Officer.

(d)     Long-Term Incentive Plans

        During the fiscal year ended May 31, 1994, there were no awards under any Long Term Incentive Plan to the Chief Executive Officer or any of the four most highly compensated executive officers other than the Chief Executive Officer.

(e)     Compensation of Directors

        The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(f)     Employment Contracts and Change of Control

        On March 31, 1995 Fred G. Luke, J.L. Lawver Corp. and John D. Desbrow were each issued 60,000 shares of restricted common stock for services rendered to the Company as officers and directors or legal counsel through May 31, 1994. The Company also issued 60,000 shares of restricted common stock each to two consultants for merger and acquisition services in fiscal 1994. The Company recorded an expense of $30,000 related to such share issuances in fiscal 1994.

(g)     Report on Repricing of Options

        During fiscal year 1994, the Registrant has not adjusted or amended the exercise price of stock options.

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

                                                         [TOEN\10K\53194.10K]-10

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MAY 31, 1994

(a) Beneficial owners of five percent (5%) or greater of the Registrant's Outstanding Voting Securities.

         The following sets forth information with respect to ownership by holders of more than five (5%) of the Registrant's outstanding voting securities known by the Registrant.


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest            Percent of Class
----------------------------- -----------------------------------------   ---------------------  -------------------

No par value
Common Stock                  New World Capital Markets, Ltd.                       173,995               31.67%
                              Companies House
                              Tower Street
                              Ramsey, Isle of Man

                              Cede & Co.                                             16,147                2.93%
                              Box 222
                              Bowling Green, New York  10274

Redeemable Common Stock
Purchase Warrants             New World Capital Markets, Ltd.                       648,000               97.00%
                              Companies House
                              Tower Street
                              Ramsey, Isle of Man

                              Cede & Co.                                             13,278                2.00%
                              Box 222
                              Bowling Green, New York  10274

Combined no par value
Common Stock and              New World Capital Markets, Ltd.                       821,995                67.50%
Redeemable Common Stock       Companies House
Purchase Warrants             Tower Street
                              Ramsey, Isle of Man

                              Cede & Co.                                             29,425                 2.41%
                              Box 222
                              Bowling Green, New York  10274


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions With Management and Others.

         During fiscal 1994 there were no transactions with related parties that exceeded $60,000 other than the following:

         On March 31, 1993 Stroud entered into a Stock Purchase Agreement with New World Capital Markets, Ltd. under which he sold 173,995,000 shares of the Registrant's common stock and 162,000,000 warrants to acquire an additional 162,000,000 shares of common stock. As discussed above, Stroud had acquired the 173,995,000 shares and 162,000,000 warrants from Kitchen. At the

                                                         [TOEN\10K\53194.10K]-10
closing of the Agreement, on June 17, 1993 the Registrant's then existing Board of Directors resigned and Fred G. Luke and Jon L. Lawver were appointed as replacement Directors. The outgoing Board also elected Fred G. Luke as President of the Registrant and Jon L. Lawver as Secretary, Treasurer and Chief Financial Officer.

         The Luke Family  Trust (the  "Trust") and J.L.  Lawver Corp.  (the "JLL
Corp.") owns 93% and 7%, respectively, of the common stock of NuVen Advisors, Inc. ("NuVen"). Fred G. Luke, as the trustee of the Trust, controls the Trust and Jon L. Lawver is the majority stockholder of JLL Corp. Mr. Luke and Mr. Lawver are also officers and directors of the Company.

         Effective April 1, 1993, the Company and NuVen, entered into an Advisory and Management Agreement for the engagement of NuVen to perform advisory services on behalf of the Company for a 3 year term. Pursuant to such agreement the Company is obligated to pay NuVen $120,000 annually in monthly installments of $10,000. Under the terms of such agreement, the Company has granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $1.00 per share. The option vested on the date of the agreement.

         Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998.

(b)      Certain Business Relationships.

         There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Registrant, the disclosure of which would be material.

(c)      Indebtedness of Management.

         None.


                                     PART IV


ITEM 13.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K.

(a) Financial Statements: The Financial Statements are included elsewhere herein and are indexed on Page F-1, "Index to Financial Statements."

(b)      8-K Reports:

         On October 9, 1992 the Registrant filed a Current Report on Form 8-K dated September 25, 1992 reporting the sale to William J. Kitchen by the Registrant of all assets owned by the Registrant associated with the operation of Sunbelt, including all contracts and lease agreements necessary for its operations (the "Sunbelt Assets"). In return for the Sunbelt Assets, Kitchen forgave all notes and other obligations of the Registrant to Kitchen and/or all entities owned or controlled by Kitchen, as well as Kitchen's

                                                         [TOEN\10K\53194.10K]-10
assumption of other miscellaneous debts of Sunbelt. Kitchen also returned to the Registrant of 98,795,000 shares of the Registrant's common stock as partial consideration for the sale by the Registrant of the Sunbelt assets to Kitchen. The consideration offered and accepted by the Registrant and Kitchen was the result of arms length negotiations. The amounts were arbitrarily determined by the parties and bore no relationship to assets, shareholders' equity, or any other recognized criteria of value.

         The sale of the trade name "Sunbelt Media Group" and all of the assets owned by the Registrant associated with its Sunbelt operation constituted the sale of substantially all of the Registrant's assets.

         In the same Report on Form 8-K the Registrant reported that pursuant to an Agreement to Purchase Stock dated as of August 31, 1992 (the "Sunbelt Agreement"), Jeffrey Paul Stroud acquired 173,995,000 shares of the Registrant's common stock (the "Stroud Shares") representing fifty-one percent (51%) of the issued and outstanding shares of stock of the Registrant from Kitchen, a shareholder of the Registrant who, prior to closing the Sunbelt Agreement, owned 272,790,000 shares of common stock of the Registrant (the "Kitchen Shares"), said shares representing eighty percent (80%) of the issued and outstanding shares of the Registrant at the time as set forth above. Under the terms of the Agreement, Stroud also acquired from Kitchen, all other equity rights, options, warrants and the like in and to the Registrant's shares owned by Kitchen, which rights included Warrants representing the right to acquire an additional 162,000,000 shares of common stock of the Registrant. As partial consideration for the sale of the Warrants and the Stroud Shares to Stroud by Kitchen, Stroud agreed to release Kitchen from any and all claims which Stroud had against Kitchen as a result of Stroud's investment in the registered securities of the Registrant prior to closing the Sunbelt Agreement.

         At closing of the Agreement, the Registrant's then existing Board of Directors systematically resigned and were replaced by Jeffrey Paul Stroud, Gregory Skufca and Patricia Schoenbaum. The newly reconstituted Board of Directors then elected Stroud to serve as President of the Registrant, and Gregory Skufca to serve as Secretary/Treasurer.

(c)      Exhibits:

         Exhibit
         Number            Description
         ----------------------------------------------------------------------

         3 Articles of Incorporation and Bylaws [incorporated herein by reference to Exhibit 3.1 and 3.2 of Registrant's Registration Statement on Form S-18 (No. 33-23430- D)].

         4(a) Warrant Agreement and form of Warrant Certificate [incorporated herein by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-18 (No. 33-23430-D)].

         4(b) Specimen Redeemable Common Stock Purchase Warrant [incorporated herein by reference to Exhibit 4.2 of Registrant's Registration Statement on Form S-18 (No. 33-23403-D)].

         10(a) Underwriting Agreement with Tri-Bradley Investment, Inc. [incorporated herein by reference as Exhibit 1.1 to Amendment No. 5 to Form S-18 Registration Statement on Form S-18 (No. 33-23430-D)].

                                                         [TOEN\10K\53194.10K]-10

         10(b) Agreement to Purchase Stock dated August 31, 1992 between The Toen Group, Inc., Jeffrey Stroud and William J. Kitchen [incorporated herein by reference to Exhibit "A" to Form 8-K dated September 25, 1992, and filed October 9, 1992].

         10(c) Stock Purchase Agreement dated March 31, 1993 between New World Capital Markets, Ltd. and Jeffrey Paul Stroud. [Incorporated by reference to Exhibit 10.c to Form 10-KSB for the fiscal years ended May 31, 1992 and 1993].

         10(d)    Advisory and Management Agreement with NuVen Advisors, Inc.

                                                         [TOEN\10K\53194.10K]-10

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE TOEN GROUP, INC.
                                        (Registrant)



Date:    January 15, 1997               By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke, Chairman
                                                  of the Board and President



Date:    January 15, 1997               By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver,
                                                  Secretary and Director



Date:    January 15, 1997               By:  /s/  John D. Desbrow
                                             ----------------------------------
                                                  John D. Desbrow, Director



Date:    January 15, 1997               By:  /s/  Steven H. Dong
                                             ----------------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                         [TOEN\10K\53194.10K]-10

                              THE TOEN GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements, Fiscal Year 1994                                    Page

         Reports of Independent Public Accountants                         F-2

         Balance  heet as of May 31, 1994................................. F-3

         Statements of Operations for the years ended May 31, 1994
           and 1993 .......................................................F-4

         Statements of Stockholders' Deficiency for the years Ended
           May 31, 1994 and 1993 ..........................................F-5

         Statements of Cash Flows for the Years Ended May 31, 1994
           and 1993 .......................................................F-6

         Notes to Financial Statements ....................................F-7

                                                         [TOEN\10K\53194.10K]-10

                           Spurgeon, Kang & Associates
                             Accountancy Corporation
                          Certified Public Accountants
                               9831 Belmont Street
                      Belmont Street, Bellflower, CA. 90706
                                  (310)251-2161

                      INDEPENDENT AUDITOR'S REPORT FYE 1994



Board of Directors and Stockholders THE TOEN GROUP, INC.
2 Park Plaza, Suite 470
Irvine, CA  92714

We have audited the accompanying balance sheet of The Toen Group, Inc. as of May 31, 1994 and the related statements of income, retained earnings, and cash flow for the years ended May 31, 1994 and 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted audited standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Toen Group, Inc. as of May 31, 1994 and the results of its operations and cash flows for the years ended May 31, 1994 and 1993 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and possesses limited liquid resources and negative working capital as of May 31, 1994. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spurgeon, Kang & Associates
Bellflower, CA

November 4, 1996

                                                         [TOEN\10K\53194.10K]-10

                              THE TOEN GROUP, INC.
                                  Balance Sheet
                               As of May 31, 1994



Assets
  Cash                                                $       4,989
                                                      --------------
         Total Assets                                 $       4,989
                                                      ==============
Liabilities and Stockholders' Equity
Current Liabilities:
  Due to affiliates                                   $     175,000
                                                      --------------
         Total Current Liabilities                    $     175,000
                                                      --------------
Commitments and Contingencies:                                    -
Stockholders' Deficiency
  Common stock, $.01 par value, 50,000,000 shares
   authorized; 249,372 shares issued and outstanding        408,442
   Additional paid-in capital                                     -
   Accumulated deficit                                     (553,608)
   Treasury stock (98,795 Shares, at Cost)                  (24,845)
                                                      ---------------
         Total Stockholders' Deficiency                    (170,011)
         Total Liabilities and Stockholders'
           Deficiency                                 $       4,989
                                                      ===============

                                                         [TOEN\10K\53194.10K]-10

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                            Statements of Operations
                           For the Years Ended May 31,

                                                           1994                 1993
                                                   -------------------- -------------------

Revenues                                           $                 -  $                 -
Cost of Revenues                                                     -                    -
                                                   -------------------- -------------------
  Gross Profit                                                       -                    -
                                                   -------------------- -------------------
General and Administrative Expenses:
  Consulting services                                          170,000                    -
  Depreciation                                                       -               25,399
  Other                                                            751               32,049
                                                   -------------------- -------------------

    Total                                                      170,751               57,448
                                                   -------------------- -------------------
Operating Loss                                                (170,751)             (57,448)
Other Income (Expense):
  Interest Expense, Net                                              -                 (344)
                                                   -------------------- --------------------
Net Loss Before Discontinued Operations                       (170,751)             (57,792)
Income From Discontinued
  Operations                                                    14,286               29,889
                                                   -------------------- -------------------
Net Loss                                           $          (156,465) $           (27,903)
                                                   ==================== ====================
Net Income (Loss) Per Share:
  Loss From Continuing Operations                  $            (.6847) $            (.0002)
                                                   ==================== ====================
  Income from Discontinued
    Operations                                     $             .0573  $             .0001
                                                   ==================== ===================
  Net Loss per Share                               $            (.6274) $            (.0001)
                                                   ==================== ====================
  Weighted Average Number of Shares
    Outstanding                                                249,372          298,769,167
                                                   ==================== ===================


                                                         [TOEN\10K\53194.10K]-10

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                     Statements of Stockholders' Deficiency
                    For The Years Ended May 31, 1994 and 1993

                                                                                                                    TOTAL
                                     COMMON                                                                        STOCK-
                                     SHARES              COMMON         TREASURY          ACCUMULATED             HOLDERS'
                                  OUTSTANDING             STOCK           STOCK             DEFICIT              DEFICIENCY
                             ----------------------  --------------  --------------- ---------------------  ---------------------

Balances at June 1, 1992               348,166,667   $     408,442                -  $           (369,240)  $             39,202
Exchange of assets and
 liabilities for common
 stock                                 (98,795,000)              -          (24,845)                    -                (24,845)
Net Loss                                         -               -                -               (27,903)               (27,903)
                             ----------------------  --------------  --------------- ---------------------  ---------------------
Balances at May 31, 1993               249,371,667   $     408,442   $      (24,845) $           (397,143)  $            (13,546)
Effect of reverse stock
split                                 (249,122,295)              -                -                     -                      -

Net Loss                                         -               -                -              (156,465)              (156,465)
                             ----------------------  --------------  --------------- ---------------------  ---------------------
Balances at May 31, 1994                   249,372   $     408,442   $      (24,845) $           (553,608)  $           (170,011)
                             ======================  ==============  =============== =====================  =====================


                                                         [TOEN\10K\53194.10K]-10

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                            Statements of Cash Flows
                           For the Years Ended May 31,

                                                                            1994                  1993
                                                                    --------------------- --------------------

Cash Flows From Operating Activities:
  Net loss                                                          $           (156,465) $           (27,903)
Adjustments to Reconcile Net Loss to Net Cash Provided
(Used) by Operating Activities:
  Depreciation                                                                        -                25,399
  Expiration of construction permits                                                  -                 8,000
  Amortization                                                                      739                     -
Change in Assets and Liabilities:
(Increase) Decrease in Assets:
   Inventory                                                                          -                 3,408
   Other assets                                                                       -                 1,856
Increase (Decrease) in Liabilities:
   Accounts payable                                                               (14,285)             (3,400)
   Due to Affiliates                                                             175,000                    -
                                                                    --------------------- -------------------
Net cash provided (used) by operating activities                                   4,989                7,360
                                                                    --------------------- -------------------
Cash Flows From Investing Activities:
   Sale (purchase) of equipment                                                        -                6,354
                                                                    --------------------- -------------------
Net cash provided (used) by investing activities                                       -                6,354
                                                                    --------------------- -------------------
Cash Flows From Financing Activities:
   Repayment on notes payable and capital leases                                       -              (13,747)
                                                                    --------------------- --------------------
Net cash provided (used) by financing activities                                       -              (13,747)
                                                                    --------------------- --------------------
Increase (decrease) in cash and cash equivalents                                   4,989                  (33)
Beginning Balance, Cash and Cash Equivalents                                           -                   33
                                                                    --------------------- --------------------
Ending Balance, Cash and Cash Equivalents                           $              4,989  $                 -
                                                                    ===================== ====================
Supplemental Disclosure of Cash Flow Information:
   Cash payments for income taxes                                   $                  -  $                 -
   Cash payments for interest                                       $                  -  $                 -
                                                                    ===================== ===================
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Common stock issued for services                                 $                  -  $                 -
                                                                    ===================== ===================
   Retirement of common stock for assets and liabilities            $                  -  $            24,845
                                                                    ===================== ===================


                                                         [TOEN\10K\53194.10K]-10

    The accompanying notes are an integral part of these financial statements

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1994

Note 1.  Summary of Significant Accounting Policies

Business and Organization

The Company was incorporated in June, 1989 as a Colorado corporation. The Company was primarily engaged in the acquisition, maintenance and operation of television stations in various states through 1992.

In August 1992, the Company sold its Sunbelt Media Group ("Sunbelt") division, operating the television stations, to a majority stockholder of the Company.

Since August 1992 through the date of this report, the Company has had no operations and management is seeking a merger and/or sale of controlling interest in its stock.

Principals of Management Estimates

The preparation of financial statements in conformity with generally accepted accounting principles require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using accelerated methods over the estimated useful lives of the assets ranging from 3-15 years. The company provides tax depreciation in conformity with the provisions of applicable tax law. Cost and accumulated depreciation of assets sold or retired are removed form the accounts and the net gain or loss is recorded in operations in the year of the transaction.

Income Taxes

The Company accounts for income taxes using the liability method. Income taxes are provided on all revenue and expense items, regardless of the period in which such items are recognized for tax purposes, except for those items representing a permanent difference between pre-tax income and taxable income. A valuation allowance is recorded when it is more likely than not that benefits resulting from deferred tax assets will not be realized.

                                                         [TOEN\10K\53194.10K]-10

                              THE TOEN GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  May 31, 1994


Earnings (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during each year. All per share amounts are reported as adjusted after the merger and resulting reverse stock split. Common stock equivalents were not considered in the loss per share calculations as the effect would have been anti dilutive.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contract.

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1993 financial statements have been reclassified, where appropriate, to conform with the financial statement presentation used in fiscal 1994.

Note 2.  Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during the fiscal year 1993. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute approximately $337,000 for future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company would continue as a going Concern.

Note 3.  Discontinued Operations

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

                                                         [TOEN\10K\53194.10K]-10

                              THE TOEN GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  May 31, 1994


Note 4.           Related Party Transactions

The Luke Family Trust (the "Trust") and J.L. Lawver Corp. (the "JLL Corp.") owns 93% and 7%, respectively, of the common stock of NuVen. Fred G. Luke, as the trustee of the Trust, controls the Trust and Jon L. Lawver is the majority stockholder of JLL Corp. Mr. Luke and Mr. Lawver are also officers and directors of the Company.

Effective April 1, 1993, the Company and NuVen, entered into an Advisory and Management Agreement for the engagement of NuVen to perform advisory services on behalf of the Company for a 3 year term. Pursuant to such agreement the Company is obligated to pay NuVen $120,000 annually in monthly installments of $10,000. Under the terms of such agreement, the Company has granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $1.00 per share. The option vested on the date of the agreement.

NuVen's advisory services include the payment on behalf of the Company, of monthly office rent, telephone expenses, monthly accounting expenses and the costs associated with the preparation of annual state and federal regulatory filings, and franchise and federal tax returns.

Note 5.  Subsequent Events

In September 1994 the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding warrants to purchase 668,000 shares of common stock. The warrants are exercisable at $5.00 per share.

Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen (Note 4). The Amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998.

On March 31, 1995 Fred G. Luke, J.L. Lawver Corp. and John D. Desbrow were each issued 60,000 shares of restricted common stock for services rendered to the Company as officers, directors, or legal counsel through May 31, 1994, the Company also issued 60,000 shares of restricted common stock each to two consultants for merger and acquisition services in fiscal 1994. The Company recorded an expense of $30,000 related to such share issuances.

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement which is retroactive to June 1, 1994 call for Mr. Luke to receive approximately $54,000 per year for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses,

                                                         [TOEN\10K\53194.10K]-10

                              THE TOEN GROUP, INC.
                    NOTES TO FINANCIAL STATEMENTS (Continued)
                                  May 31, 1994


and provide fringe benefits. No cash payments were made to Mr. Luke by the Company during fiscal 1994. The Company expensed $0 during fiscal 1994 and had no amounts due as of May 31, 1994.

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. No cash payments were made to Mr. Dong by the Company during fiscal 1994. The Company expensed $0 during fiscal 1994 and had no amounts due as of May 31, 1994.

In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow, to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1994. The Company expensed $0 during fiscal 1994 and had no amounts due as of May 31, 1994.

Effective October 8, 1996, the Board of Directors authorized a change in the Company's name from The Toen Group, Inc. to Virtual Enterprises, Inc.

                                                         [TOEN\10K\53194.10K]-10