Form 10KSB
period 1995-05-31
TOEN GROUP INC
filed 1997-01-21
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

For the Fiscal Year Ended May 31, 1995      Commission file number   33-23430-D

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

                                                 Total Pages including cover: 63

                                                         TOEN\10K\TG53195.10K]-9

                                TABLE OF CONTENTS

                                                                         Page

                                     PART I

Item 1.   Business ........................................................1

Item 2.   Properties.......................................................2

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

Item 8.   Change in and Disagreements With Accountants.....................5

                                    PART III

Item 9.   Directors and Executive Officers.................................6

Item 10.  Management Remuneration and Transactions.........................8

Item 11.  Security Ownership of Certain Beneficial Owners and Management...9

Item 12.  Certain Relationships and Related Transactions...................11

                                     PART IV

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..12

          Index to Consolidated Financial Statements and Schedules.........F-1

                                                         TOEN\10K\TG53195.10K]-9

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

         In September 1994 the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of

                                                         TOEN\10K\TG53195.10K]-9
shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding warrants to purchase 668,000 shares of common stock. The warrants are exercisable at $5.00 per share.

         The Registrant's day-to-day business affairs are handled by three directors and two officers. No executive compensation has been paid to them or to any other officers or directors during the fiscal year ended May 31, 1995. As of the filing date of this Report the Registrant had no employees and no operations. Current management is pursuing business opportunities, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

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

         The matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions were as follows:


                                                                                Votes
                                                                   Votes        Abstaining/Broker
                                                  Votes For      Against        Non-Votes
                                                  -----------    ---------      -----------------


I.       Election of Fred G. Luke, Jon L.
         Lawver and John D. Desbrow               184,930,000    0              0

II.      Approval and Adoption of an
         Agreement of Merger with a newly
         formed Nevada corporation                184,930,000    0              0

III.     Approval and Adoption of a 1994
         Non-Qualified Stock Compensation Plan    183,330,000    1,600,000      0



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

(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Registrant as of May 31, 1995, was as follows:

                                                               NUMBER OF
                   TITLE OF CLASS                           RECORD HOLDERS
-----------------------------------------                   --------------
Common Stock No Par Value                                         40
Redeemable Common Stock Purchase Warrants                         30

                                                         TOEN\10K\TG53195.10K]-9

(c)      Dividends

         The Registrant has never declared or paid a cash dividend on its common stock. The Registrant does not intend to pay a cash dividend in the foreseeable future.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Year Ended May 31, 1995 Compared to Year Ended May 31, 1994

         There were no operations during fiscal 1995 and as such, there were no revenues or cost of revenues recorded during fiscal 1995.

         General and administrative expenses increased to $175,065 in fiscal 1995 compared to $170,751 in fiscal 1994 due to a slight increase in professional services provided for fiscal 1995.

         Liquidity and Capital Resources.

         As of May 31, 1995 the Registrant had a working capital deficit of $315,076, an increase of $145,065 from fiscal year 1994 due to the continued accrual of professional, consulting and advisory fees during fiscal 1995 that were incurred but not paid.

         The Registrant had cash balances of approximately $161 at May 31, 1995. The limited cash balances are a direct result of the Registrant having no operations during fiscal year 1995.

         The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from an affiliate which is estimated to be approximately $425,000 for the next fiscal year based upon current agreements and obligations the Company has at May 31, 1995. Furthermore, the Registrant may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         The Registrant has no commitments for additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of May 31, 1995, the Registrant had no employees or operations.

                                                         TOEN\10K\TG53195.10K]-9

ITEM 7.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The following financial statements are filed as a part of this Annual Report on Form 10-KSB and are included immediately following the signature page.

                          INDEX TO FINANCIAL STATEMENTS
                                                                          Page

         Report of Independent Certified Public Accountants ...............F-2
         Balance Sheet for May 31, 1995....................................F-3
         Statements of Operations for the years ended May 31, 1995
           and 1994 .......................................................F-4
         Statements of Stockholders' Equity for May 31, 1995 and 1994......F-5
         Statements of Cash Flows for May 31, 1995 and 1994................F-6
         Notes to Financial Statements.....................................F-7


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

                                                         TOEN\10K\TG53195.10K]-9

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

                                           Period Served as
           Name                Age             Director
----------------------         ---      -------------------
Fred G. Luke                   50       6-17-93 to Present
Jon L. Lawver                  58       6-17-93 to Present
John D. Desbrow                41       9-28-94 to Present

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

         In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. The Company expensed $54,000 during fiscal 1995, and had $54,000 due to Mr. Luke as of May 31, 1995.

                                                         TOEN\10K\TG53195.10K]-9

         Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. No cash payments were made to Mr. Dong by the Company during fiscal 1995. The Company expensed $0 during fiscal 1995 and had no amounts due as of May 31, 1995.

         In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow, to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1995. The Company expensed $8,000 during fiscal 1995 and had $8,000 due as of May 31, 1995.

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

         Fred G. Luke, has been Chairman and President of the Registrant since June, 1993. Mr. Luke has over twenty-four (24) years of experience in domestic and international financing and the management of private and publicly-held companies. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of Nona Morelli's II Inc., Diversified Land & Exploration Co. and New World Capital Inc. Since 1982 Mr. Luke has provided consulting services and has served, for brief periods usually lasting not more than six months, as Chief Executive Officer and/or Chairman Of The Board of various public and privately-held companies in conjunction with such financial and corporate restructuring services. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment.

         Jon L. Lawver, has been Secretary and a Director of the Registrant since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating

                                                         TOEN\10K\TG53195.10K]-9
         financing for expansion requirements. Mr. Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to Present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment.

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

(b)     Stock Options

        During fiscal year 1995 there were no individual grants of stock options made to the Company's Chief Executive Officer or to any of the four most highly compensated executive officers other than the Chief Executive Officer.

(c)     Aggregated Option Exercises

        During the fiscal year ended May 31, 1995, there were no exercises of stock options by the Chief Executive Officer or any of the four most highly compensated executive officers other than the Chief Executive Officer.

                                                         TOEN\10K\TG53195.10K]-9

(d)     Long-Term Incentive Plans

        During the fiscal year ended May 31, 1995, there were no awards under any Long Term Incentive Plan to the Chief Executive Officer or any of the four most highly compensated executive officers other than the Chief Executive Officer.

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

        On March 31, 1995 Fred G. Luke, J.L. Lawver Corp. and John D. Desbrow were each issued 60,000 shares of restricted common stock for services rendered to the Company as officers and directors or legal counsel through May 31, 1994. The Company also issued 60,000 shares of restricted common stock each to two consultants for merger and acquisition services in fiscal 1994, the Company recorded an expense of $30,000 during fiscal year 1994 related to such share issuances.

(g)     Report on Repricing of Options

        During fiscal year 1995, the Registrant has not adjusted or amended the exercise price of stock options.

(h)     Termination of Employment and Change of Control Arrangements.

        None


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AS OF MAY 31, 1995

(a) Beneficial owners of five percent (5%) or greater of the Registrant's Outstanding Voting Securities.

         The following sets forth information with respect to ownership by holders of more than five (5%) of the Registrant's outstanding voting securities known by the Registrant.

                                                         TOEN\10K\TG53195.10K]-9


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest            Percent of Class
----------------------------- -----------------------------------------   ---------------------  -------------------

No par value                  Rubec B.V.
Common Stock                  Keizer KarelWeg 381, 1181 RE                         173,995                31.67%
                              Amstelveen
                              The Netherlands

                              John D.  Desbrow                                      60,000                10.92%
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92714

                              J.  L.  Lawver Corp                                   60,000                10.92%
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92714

                              Fred G.  Luke                                         60,000                10.92%
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92714

                              Fred Graves  Luke                                     60,000                10.92%
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92714

                              Structure America, Inc.                               60,000                10.92%
                              3753 Howard Hughes Parkway.  Ste.  200
                              Las Vegas, NV 89109

Redeemable Common Stock       Rubec B.V.                                                                  97.00%
Purchase Warrants             Keizer KarelWeg 381, 1181 RE                         648,000
                              Amstelveen
                              The Netherlands

Combined no par value         Rubec B.V.                                                                  67.50%
Common Stock and              Keizer KarelWeg 381, 1181 RE                         821,995
Redeemable Common Stock       Amstelveen
Purchase Warrants             The Netherlands


         The following sets forth information with respect to the Registrant's Common Stock beneficially owned by each Officer and Director, and by all Officers and Directors as a group. No Officer or Director personally owns any of the Registrant's Redeemable Common Stock Purchase Warrants.

                                                         TOEN\10K\TG53195.10K]-9


                                                                           Amount and Nature
                                       Name and Address                      of Beneficial
     Title of Class                   of Beneficial Owner                      Interest             Percent of Class
-------------------       -------------------------------------------      ------------------       ----------------

No par value              Fred G.  Luke
Common Stock              2 Park Plaza, Suite 470                                  60,000                 10.92%
                          Irvine, CA  92714

                          Jon L.  Lawver                                           60,000                 10.92%
                          2 Park Plaza, Suite 470
                          Irvine, CA  92714

                          John D.  Desbrow                                         60,000                 10.92%
                          2 Park Plaza, Suite 470
                          Irvine, CA  92714

Redeemable Common         Fred G.  Luke                                                 0                     0%
Stock Purchase            2 Park Plaza, Suite 470
Warrants                  Irvine, CA  92714

                          Jon L.  Lawver                                                0                     0%
                          2 Park Plaza, Suite 470
                          Irvine, CA  92714

                          All Officers and Directories as a group                       0                     0%


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions With Management and Others.

         During fiscal 1995 there were no transactions with related parties that exceeded $60,000 other than the following:

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

                                                         TOEN\10K\TG53195.10K]-9

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

                                                         TOEN\10K\TG53195.10K]-9

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

          10(a)Underwriting   Agreement  with   Tri-Bradley   Investment,   Inc.
               [incorporated herein by reference as Exhibit 1.1 to Amendment No. 5 to Form S-18 Registration Statement on Form S-18 (No. 33-23430-D)].

          10(b)Agreement  to Purchase  Stock dated  August 31, 1992  between The
               Toen Group, Inc., Jeffrey Stroud and William J. Kitchen [incorporated herein by reference to Exhibit "A" to Form 8-K dated September 25, 1992, and filed October 9, 1992].

          10(c)Stock Purchase  Agreement  dated March 31, 1993 between New World
               Capital Markets, Ltd. and Jeffrey Paul Stroud. [Incorporated by reference to Exhibit 10.c to Form 10-KSB for the fiscal years ended May 31, 1992 and 1993].

          10(d)Advisory  and  Management  Agreement  with NuVen  Advisors,  Inc.
               [incorporated herein by reference to Exhibit 10(d) to Form 10-KSB for fiscal year ended May 31, 1994].

          10(e) Employment Agreement with Fred G. Luke.

          10(f) Consulting Agreement with John D. Desbrow.

          10(g) Consulting Agreement with Steven Dong.

                                                         TOEN\10K\TG53195.10K]-9

                                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE TOEN GROUP, INC.
                                        (Registrant)



Date:    January 20, 1997               By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke, Chairman
                                                  of the Board and President

Date:    January 20, 1997               By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver,
                                                  Secretary and Director

Date:    January 20, 1997               By:  /s/  John D. Desbrow
                                             ----------------------------------
                                                  John D. Desbrow, Director

Date:    January 20, 1997               By:  /s/  Steven H. Dong
                                             ----------------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                         TOEN\10K\TG53195.10K]-9

                              THE TOEN GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements, Fiscal Year 1995                                     Page

         Reports of Independent Public Accountants ........................F-2

         Balance Sheet as of May 31, 1995..................................F-3

         Statements of Operations for the years
          ended May 31, 1995 and 1994......................................F-4

         Statements of Stockholders' Deficiency
          for the years Ended May 31, 1995 and 1994........................F-5

         Statements of Cash Flows for the Years
          Ended May 31, 1995 and 1994 .....................................F-6

         Notes to Financial Statements.....................................F-7

                                                         TOEN\10K\TG53195.10K]-9

                           Spurgeon, Kang & Associates
                             Accountancy Corporation
                          Certified Public Accountants
                               9831 Belmont Street
                      Belmont Street, Bellflower, CA. 90706
                                  (310)251-2161


                      INDEPENDENT AUDITOR'S REPORT FYE 1995


Board of Directors and Stockholders THE TOEN GROUP, INC.
2 Park Plaza, Suite 470
Irvine, CA  92714

We have audited the accompanying balance sheet of The Toen Group, Inc. as of May 31, 1995 and the related statements of income, retained earnings and cash flow for the years ended May 31, 1995 and 1994. These financial statements are the responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Toen Group, Inc. as of May 31, 1995 and the results of its operations and cash flows for the years ended May 31, 1995 and 1994 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and possesses limited liquid resources and negative working capital as of May 31, 1995. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Spurgeon, Kang & Associates
Bellflower, CA



November 4, 1996

                                                         TOEN\10K\TG53195.10K]-9

                              THE TOEN GROUP, INC.
                                  Balance Sheet
                               As of May 31, 1995



Assets
  Cash                                            $              161
                                                  -------------------

         Total Assets                             $              161
                                                  ===================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                $            6,096
  Due to affiliates                                          309,141
                                                  -------------------

         Total Current Liabilities                           315,237
Commitments and Contingencies                                      -
Stockholders' Deficiency:
  Common stock, no par value, 50,000,000 shares
       authorized; 549,372 shares issued
     and outstanding                                         411,442
  Additional paid-in capital                                  27,000
  Accumulated deficit                                       (728,673)
  Treasury stock (98,795 Shares, at Cost)                    (24,845)
                                                  --------------------
       Total Stockholders' Deficiency                       (315,076)
       Total Liabilities and Stockholders'
          Deficiency                              $               161
                                                  ===================

                                                         TOEN\10K\TG53195.10K]-9

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                            Statements of Operations
                           For the Years Ended May 31,

                                                                  1995                  1994
                                                          -------------------    --------------------

Revenues                                                  $                  -   $                  -
Cost of Revenues                                                             -                      -
                                                          ---------------------- --------------------
  Gross Profit                                                               -                      -
                                                          ---------------------- --------------------
General and Administrative Expenses:
 Employment and Consulting Services                                    164,726                170,000
  Legal and Accounting                                                   5,986                      -
  Other                                                                  4,353                    751
                                                          ---------------------- --------------------

             Total                                                     175,065                170,751
                                                          ---------------------- --------------------
Operating Loss                                                     (175,065)                 (170,751)
Other Income (Expense):
  Interest Expense, Net                                                      -                      -
                                                          ---------------------- --------------------
Net Loss Before Discontinued Operations                               (175,065)              (170,751)
Income  From Discontinued
  Operations                                                                 -                 14,286
                                                          ---------------------- --------------------
Net Loss                                                  $           (175,065)  $           (156,465)
                                                          ====================== =====================
Net Income (Loss) Per Share:
  Loss From Continuing Operations                         $              (.540)  $              (.685)
                                                          ====================== =====================
  Income Loss from Discontinued
    Operations                                                               -                   .057
                                                          ---------------------- --------------------
  Net Loss per Share                                      $              (.540)  $              (.627)
                                                          ====================== =====================
  Weighted Average Number of Shares
    Outstanding                                                        324,372                249,372


                                                         TOEN\10K\TG53195.10K]-9

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                     Statements of Stockholders' Deficiency
                    For The Years Ended May 31, 1995 and 1994

                                COMMON                                     ADDITIONAL                        TOTAL
                                SHARES        COMMON        TREASURY        PAID-IN        ACCUMULATED   STOCKHOLDERS'
                              OUTSTANDING      STOCK          STOCK         CAPITAL          DEFICIT      DEFICIENCY
                             -------------   ---------      ----------     ---------      -------------  ------------

Balances at June 1, 1993      249,371,667    $ 408,442      $ (24,845)     $      -       $  (397,143)   $  (13,546)
Effect of reverse stock
split                        (249,122,295)           -              -             -                 -             -
Net Loss                                -            -              -             -          (156,465)     (156,465)
                             -------------   ----------     ----------     ---------      -------------  ------------
Balances at May 31, 1994          249,372    $ 408,442      $ (24,845)     $      -       $  (553,608)   $ (170,011)
Stock issued for services         300,000        3,000              -        27,000                 -        30,000
Net Loss                                -            -              -             -          (175,065)     (175,065)
                             -------------   ----------     ----------     ---------      -------------  ------------
Balances at May 31, 1995          549,372    $ 411,442      $ (24,845)     $ 27,000       $  (728,673)   $ (315,076)
                             =============   ==========     ==========     =========      =============  ============


                                                         TOEN\10K\TG53195.10K]-9

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                            Statements of Cash Flows
                           For the Years Ended May 31,

                                                                            1995                  1994
                                                                    --------------------- ---------------------

Cash Flows From Operating Activities:
  Net income loss                                                   $           (175,065) $           (156,465)
Adjustments to Reconcile Net Loss to Net Cash Provided
(Used) by Operating Activities:
   Amortization                                                                        -                   739
   Stock issued for services                                                      30,000                     -
Changes in Assets and Liabilities:
Increase (Decrease) in Liabilities:
   Accounts payable                                                                6,096               (14,285)
   Due to affiliates                                                             134,141               175,000
                                                                    --------------------- --------------------
Net cash provided (used) by operating activities                                  (4,828)                4,989
                                                                    --------------------- --------------------
Increase (decrease) in cash and cash equivalents                                  (4,828)                4,989
Beginning Balance, Cash and Cash Equivalents                                       4,989                     -
                                                                    --------------------- --------------------
Ending Balance, Cash and Cash Equivalents                           $                161  $              4,989
                                                                    ===================== ====================
Supplemental Disclosure of Cash Flow Information:
   Cash payments for income taxes                                   $                  -  $                  -
   Cash payments for interest                                       $                  -  $                  -
                                                                    ===================== ====================
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Stock issued for services                                        $             30,000  $                  -
                                                                    ===================== ====================


                                                         TOEN\10K\TG53195.10K]-9

    The accompanying notes are an integral part of these financial statements

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1995


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

                                                         TOEN\10K\TG53195.10K]-9

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1995


Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contract.

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1994 financial statements have been reclassified, where appropriate, to conform with the financial statements presentation used in fiscal 1995.

Note 2.    Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during fiscal year 1993. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute approximately $425,000 for future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company would continue as a going Concern.

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

Note 4.    Capital Stock

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

                                                         TOEN\10K\TG53195.10K]-9

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1995


Note 5.    Related Party Transactions

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

Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $ 5,000 a month for an annual total of $60,000 through January 31, 1998.

NuVen's advisory services include the payment on behalf of the Company, of monthly office rent, telephone expenses, monthly accounting expenses and the costs associated with the preparation of annual state and federal regulatory filings, and franchise and federal tax returns.

On March 31, 1995 Fred G. Luke, J.L. Lawver Corp. and John D. Desbrow were each issued 60,000 shares of restricted common stock for services rendered to the Company as officers, directors, or legal counsel through May 31, 1994. The Company also issued 60,000 shares of restricted common stock each to two consultants for merger and acquisition services in fiscal 1994. The Company recorded an expense of $30,000 during fiscal year 1994 related to such share issuances.

Note 6.    Subsequent Events

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement which is retroactive to June 1, 1994 call for Mr. Luke to receive approximately $54,000 per year for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. The Company expensed $54,000 and $0 during fiscal 1995 and 1994, respectively, and had $54,000 and $0 due to Mr. Luke as of May 31, 1995 and 1994, respectively.

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5000 in cash or in the Company's common stock and granted him an option to purchase 10,000 shares

                                                         TOEN\10K\TG53195.10K]-9

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1995


of the Company's common stock at an exercise price of $.10 per share. No cash payments were made to Mr. Dong by the Company during fiscal 1995. The Company expensed $0 during fiscal 1995 and had no amounts due as of May 31, 1995.

In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow, to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1995. The Company expensed $8,000 during fiscal 1995 and had $8,000 due as of May 31, 1995.

Effective October 8, 1996 the Company's Board of Directors authorized a change in the name from The Toen Group, Inc. to Virtual Enterpises, Inc.

                                                         TOEN\10K\TG53195.10K]-9