Form 10KSB
period 1996-05-31
TOEN GROUP INC
filed 1997-06-09
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

For the Fiscal Year Ended May 31, 1996       Commission file number   33-23430-D

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

                                Yes         No  X

         At December 31, 1996, 799,372 shares of Registrant's no par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                      Documents Incorporated by Reference:
                                      None

                                                        [TOEN\10K\TG53196.10K]-5

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

Item 1.   Business ........................................................1

Item 2.   Properties.......................................................2

Item 3.   Legal Proceedings................................................2

Item 4.   Submission of Matters to a Vote of Security Holders..............2

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder
           matters ........................................................2

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................3

Item 7.   Financial Statements.............................................4

Item 8.   Change in and Disagreements With Accountants.....................4

                                    PART III

Item 9.   Directors and Executive Officers.................................5

Item 10.  Executive Compensation...........................................7

Item 11.  Security Ownership of Certain Beneficial Owners and
           Management .....................................................10

Item 12.  Certain Relationships and Related Transactions...................12

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K ................................13

          Index to Consolidated Financial Statements and Schedules.........F-1

                                                        [TOEN\10K\TG53196.10K]-5

                                     PART I

ITEM 1.           BUSINESS

         The  Toen  Group,   Inc.  (the   Registrant"   or  the  "Company")  was
incorporated in the State of Colorado on June 10, 1988 for the purpose of searching for, evaluating and acquiring an interest in one or more business opportunities. On December 3, 1989, the Company completed a public offering of its stock pursuant to a Registration Statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC"). The Company, through an underwriter, sold a total of 50,000,000 shares of the its no par value common stock and redeemable common stock purchase warrants ("Warrants") which entitle the holders to purchase of 162,000,000 additional shares of common stock at a later date.

         On March 9, 1990, the Company completed an agreement to exchange its common stock for all of the issued and outstanding capital stock of Sunbelt Media Group Inc. ("Sunbelt"). Pursuant to the terms of the agreement with the shareholders of Sunbelt, the Company issued 278,400,000 shares of its common stock in exchange for all the outstanding shares of common stock of Sunbelt following which Sunbelt became a wholly-owned subsidiary of the Company. From March 1990 to October 1992 Sunbelt owned, operated, and provided programming to low power television stations and related businesses. The Company discontinued the Sunbelt business in October 1992 and sold all the assets associated with the operation of Sunbelt to William J. Kitchen ("Kitchen") in consideration of 1) Kitchen's forgiveness of notes and other obligations owed to Kitchen by the Registrant; and 2) Kitchen's assumption of miscellaneous debts of Sunbelt. Pursuant to the sale, Kitchen also re-conveyed back to the Company 98,795,000 shares of the its common stock for cancellation. Since October 1992 the Company has not had any revenues or operations.

         The Company is currently in the process of seeking the acquisition of or merger with a business entity or entities. The Registrant's day-to-day business affairs are handled by three directors and three officers. Executive compensation has been accrued but not paid to them or to any other employees or consultants during the fiscal year ended May 31, 1996. As of the filing date of this Report the Registrant had one employee and no operations. Current management is pursuing business opportunities, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

         On August 31, 1992 Jeffrey Paul Stroud ("Stroud") acquired 173,995,000 shares of the Registrant's common stock, representing 51% of the then issued and outstanding shares, from Kitchen. Stroud also acquired the Warrants from Kitchen. In March 1993 Stroud sold the 173,995,000 shares of the Registrant's common stock and the Warrants.

         On June 17, 1993 the Registrant's then existing Board of Directors resigned and Fred G. Luke and Jon L. Lawver were appointed as replacement Directors. The outgoing Board also elected Fred G. Luke as President of the
Registrant  and Jon L.  Lawver  as  Secretary,  Treasurer  and  Chief  Financial
Officer.

         In September 1994 the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the

                                                        [TOEN\10K\TG53196.10K]-5

Company's   authorized   number  of  shares  was  reduced  from  785,000,000  to
50,000,000. There are presently outstanding Warrants to purchase 668,000 shares of common stock, exercisable at $5.00 per share.

         Effective October 8, 1996 the Company's Articles of Incorporation were amended to change the name of the Company from The Toen Group, Inc. to Virtual Enterprises, Inc.

         As used herein, the term "Company" or the "Registrant" refers to The Toen Group Inc. The Registrant currently maintains its executive offices at 2 Park Plaza, Suite 470, Irvine, California 92614.
The telephone number is (714)833-2094.

ITEM 2.           PROPERTIES

         The Registrant's principal executive offices are located in shared leased premises of approximately 3,000 square feet in Irvine, California. These premises are provided to the Registrant under an Advisory and Management Agreement with NuVen Advisors, Inc. ("NuVen"), an affiliate.

ITEM 3.            LEGAL PROCEEDINGS

         As of the date of this Report there are no legal proceedings to which the Registrant is a party, or of which any of the Registrant's properties is the subject.

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.


                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

(a)      Market Information

         Following the completion of the public offering on November 30, 1989 and until September 6, 1990, the Company's common stock was traded on the over-the-counter market and reported by the National Quotation Bureau Pink
Sheets. Trading ceased on September 6, 1990. The Registrant's outstanding securities presently consist of 799,372 shares of $.01 par value common stock and 668,000 Warrants, following the shareholders' approval of a 1:1000 reverse split of the Company's common stock on September 28, 1994, decreasing the number of issued and outstanding common stock from 249,371,667 to 249,372, and a 1:250 reverse split of the Warrants, decreasing the number of issued and outstanding Warrants from 167,000,000 to 668,000 and increasing the exercise price from $.02 per Warrant to $5.00 per Warrant. Additionally, the expiration date of the Warrants was extended to December 31, 1997. Each Warrant currently entitles the holder to purchase at a price of $5.00, one share of the Company's common stock.

                                                        [TOEN\10K\TG53196.10K]-5

          There has not been a market bid and ask price for the Company's common stock during the last three fiscal years as there has been no market for the Registrant's Common Stock since September 6, 1990.

(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Registrant as of May 31, 1996, was as follows:


                                                               NUMBER OF
                   TITLE OF CLASS                           RECORD HOLDERS
-----------------------------------------                   --------------
$.01 Par Value Common Stock                                       40
Redeemable Common Stock Purchase Warrants                         30

(c)      Dividends

         The Registrant has never declared or paid a cash dividend on its common stock. The Registrant does not intend to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Year Ended May 31, 1996 Compared to Year Ended May 31, 1995

         There were no operations during fiscal 1996 and as such, there were no revenues or cost of revenues recorded during fiscal 1996.

         General and administrative expenses decreased to $1,761 in fiscal 1996 compared to $175,065 in fiscal 1995. The decrease was primarily attributable to a credit in the approximate amount of $163,000 received from NuVen Advisors, Inc. ("NuVen"), an affiliate and contracted advisor. Due to minimal services performed by NuVen during fiscal 1996, the Registrant received a credit against outstanding invoices owed to NuVen.

         Liquidity and Capital Resources.

         As of May 31, 1996 the Registrant had a working capital deficit of $314,337, a decrease of $739 from May 31, 1995. The small decrease was attributable to the offsetting effect of the continued accrual of professional, consulting and advisory fees during fiscal 1996 that were incurred but not paid and a credit received by NuVen, discussed above.

         The Registrant had cash balances of approximately $51 and $161, at May 31, 1996 and 1995, respectively. The limited cash balances are a direct result of the Registrant having no operations during fiscal year 1996.

                                                        [TOEN\10K\TG53196.10K]-5

         The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from an affiliate which is estimated to be approximately $465,000 for the next fiscal year based upon current agreements and obligations the Company has at May 31, 1996. Furthermore, the Registrant may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         The  Registrant  has  no  commitments   for  capital   expenditures  or
         additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of May 31, 1996, the Registrant had no operations or employees other than its President.

ITEM 7.           FINANCIAL STATEMENTS

         Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

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

         The Reports of Spurgeon, Kang & Associates with respect to the 1994 and 1995 fiscal years financial statements include an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources and negative working capital.

         Mr. Charles R. Williams, one of the principals of C. Williams & Associates, was advised by the Texas State Board of Public Accountancy in a letter dated January 29, 1996, addressed to the Chief Accountant of the Division of Corporation Finance of the Securities and Exchange Commission (the "Commission"), that his certificate as a Certified Public Accountant was revoked effective as of May 18, 1995, which was subsequently revised to provide for a revocation date as of March 2, 1995. The Chief Accountant of the Division of Corporation Finance advised Mr. Williams by means of a letter dated February 7, 1996, that the Commission does not recognize any person as a certified public accountant who is not duly registered and in good standing as such under the laws of the place of his residence or principal office as of March 2, 1995. No opinion on the Registrant's financial statements was ever issued by C. Williams & Associates.

         In connection with the audit for the fiscal year ended May 31, 1990, and for the period from June 10, 1988, to May 31, 1990, there were no disagreements between the Registrant and Jerome W. Karsh & Co. on any matter of accounting principles or practices, financial statement disclosure or auditing

                                                        [TOEN\10K\TG53196.10K]-5
scope or procedures, which disagreements, if not resolved to the satisfaction of Jerome W. Karsh & Co. would have caused it to make reference in connection with its report.

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


                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

(a)      Identification of Directors and Executive Officers.

         The following table furnishes the information concerning the directors and executive officers of the Registrant as of May 31, 1996. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.


                                   Period Served as               Officer                  Period Served
        Name             Age           Director                   Position                  as Officer
---------------          ---    -------------------     -----------------------      -------------------

Fred G. Luke             50     6-17-93 to Present      President                    6-17-93 to Present
Jon L. Lawver            58     6-17-93 to Present      Secretary,                   6-17-93 to Present
                                                        Chief Financial Officer      6-17-93 to 4-24-96
John D. Desbrow          41     9-28-94 to Present      N/A                          N/A
Steven H. Dong           30     N/A                     Chief Financial Officer      4-24-96 to Present


(b)      Business Experience.

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

                                                        [TOEN\10K\TG53196.10K]-5

         Fred G. Luke. Mr. Luke has been Chairman of the Board and President of the Registrant since June, 1993. Mr. Luke has over twenty-seven (27) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of the Nona Morelli's II, Inc ("Nona"), Chairman and former President of NuOasis Gaming, Inc. ("NuOasis Gaming"), Chairman and
         President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994, Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. Hart and DL&E were formerly in the environmental services and natural gas processing business, respectively. Hart is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. Hart does not have ongoing operations. Nona is a publicly traded (OTC Bulletin Board) diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuOasis Gaming is a publicly traded (OTC Bulletin Board) holding company with domestic gaming development activities. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including the Registrant, Nona, NuOasis Gaming and Hart pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Registrant. NuVen Advisors is a stockholder of Hart, DL&E, NuOasis Gaming and Nona, and benficial stockholder of the Registrant. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

         Jon L. Lawver, has been Secretary and a Director of the Registrant since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr.
         Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as an executive officer of one of Nona's wholly-owned subsidiaries.

         John D. Desbrow, has served as a Director of the Registrant since September 28, 1994. Mr. Desbrow is also a Director of Hart Industries, Inc. and holds the office of Secretary of Hart Industries, Inc., Nona Morelli's II, Inc. and NuOasis Gaming, Inc. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980.

                                                        [TOEN\10K\TG53196.10K]-5

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

(d)      Family Relationships.

         None.

(e)      Compliance with Section 16(a) of the Securities Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Registrant's officers and directors, and persons who own more than ten percent of a registered class of the Registrant's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors, and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Registrant, or representations that no Forms 5 were required or filed, the Registrant believes that during fiscal year 1996, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.       EXECUTIVE COMPENSATION

(a)     Summary Compensation Table.

        The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed

                                                        [TOEN\10K\TG53196.10K]-5
fiscal years by the Registrant's President and four most highly compensated officers (the "Named Executive Officers"). There were no executive officers who were compensated in excess of $100,000 during fiscal year 1996.


        Name and Principal             Fiscal            Salary               Other Annual               Options
             Position                   Year               ($)               Compensation($)          Granted (#)22)
--------------------------             ------            ------              ---------------          --------------

Fred G. Luke (1)                        1996             54,000                     -                       -
               -
 Chairman and President                 1995             54,000                     -                    750,000
 (6-93 to Present)                      1994                -                       -                       -


(1)     The dollar value of base salary (cash and non-cash).

(2) Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)     Stock Options

        There were no options granted during fiscal year 1996 to the Registrant's Named Executive Officers. The following table sets forth in summary form the aggregate options exercised during fiscal year 1996, and the May 31, 1996 value of unexercised options for The Registrant's Named Executive Officer.

                                                                                                         Value of Unexercised
                                                                         Number of Unexercised               In-the-Money
                                                                        Option/SAR's at Fiscal         Options/SAR's at Fiscal
                                                                             Year-End (#)                    Year-End ($)
                                  Shares
                              Acquired on             Value                  Exercisable/                    Exercisable/
            Name               Exercise (#)       Realized ($)              Unexercisable                    Unexercisable
----------------------------  ------------------  ------------      ------------------------------  --------------------------

Fred G. Luke, President
and Director                          -                  -                750,000  Exercisable             (2)(3) Exercisable
                                                                                             -
NuVen Advisors, Inc.(1)               -                  -                100,000  Exercisable               (3)  Exercisable
                                                                                             -


(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co- Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(2) Exercise price for Mr. Luke's options are 110% of net book value on August 1, 1995 of the Company. Since the Company had a negative book value on August 1, 1995, the exercise price is deemed to be $.01 per share.

(3) As of the date of this Report the potential realizable value of each grant of options is not aplicable due to a lack of a market price for the shares of common stock underlying the options.


(c)     Long Term Incentive Plans.

        None.

                                                        [TOEN\10K\TG53196.10K]-5

(d)     Compensation of Directors

        The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments. There was no compensation paid to any directors during fiscal year 1996.

(e)     Contracts with Named Executive Officer and other Officers and Directors.

        In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke, but the Company expensed $54,000 during fiscal 1995 and 1996 and had $100,000 due to Mr. Luke as of May 31, 1996.

        Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1996. The Company expensed $5,000 and $0 during fiscal 1996 and 1995, respectively, and had $5,000 due to Mr. Dong as of May 31, 1996.

        In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow, to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1996. The Company expensed $12,000 and $8,000 during fiscal 1996 and 1995, respectively, and had $20,000 due to Mr. Desbrow as of May 31, 1996.

        In July 1996, the Company memorialized a prior verbal consulting agreement effective June 1, 1995 with Mr. Lawver, to hold the office of Secretary through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Lawver $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 1996. The Company expensed $12,000 and $0 during fiscal 1996 and 1995, respectively, and had $12,000 due to Mr. Lawver as of May 31, 1996.

(f)     Report on Repricing of Options

        During fiscal year 1996, the Registrant has not adjusted or amended the exercise price of stock options.

                                                        [TOEN\10K\TG53196.10K]-5

(g)     Change in Control.

        None.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

(a) Beneficial owners of five percent (5%) or greater of the Registrant's Outstanding Voting Securities.

        The following sets forth information with respect to ownership by holders of more than five (5%) of the Registrant's outstanding voting securities known by the Registrant.


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest           Percent of Class(1)
--------------------------    -------------------------------               -----------------      -------------------

$.01 par value                New World Capital Markets, Ltd.
Common Stock                  Companies House                                      173,995             21.76%(1)
                              Tower Street
                              Ramsey, Isle of Man

                              John D.  Desbrow                                      60,000               7.5%(1)
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92614

                              J.  L.  Lawver Corp                                   60,000               7.5%(1)
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92614

                              Fred G.  Luke                                         60,000               7.5%(1)
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92614

                              Fred Graves  Luke                                     60,000               7.5%(1)
                              2 Park Plaza, Ste.  470
                              Irvine, Ca  92614

                              Structure America, Inc.                               60,000               7.5%(1)
                              550 N. Jefferson
                              Loveland, CO 80537

Redeemable Common             New World Capital Markets, Ltd.                      648,000             97.00%(2)
 Stock  Warrants              Companies House
                              Tower Street
                              Ramsey, Isle of Man

Combined $.01 par value       New World Capital Markets, Ltd.                      821,995             56.18%(3)
Common Stock and              Companies House
Redeemable Common             Tower Street
 Stock  Warrants              Ramsey, Isle of Man


                                                        [TOEN\10K\TG53196.10K]-5

(1)      Based upon 799,372 common shares outstanding.

(2)      Based upon 668,000 Warrants outstanding.

(3)      Based upon 1,467,372 Combined Common Stock and Warrants outstanding.

         The following sets forth information with respect to the Registrant's Common Stock beneficially owned by each Officer and Director, and by all Officers and Directors as a group. No Officer or Director personally owns any of the Registrant's Redeemable Common Stock Purchase Warrants.


                                                                           Amount and Nature
                                       Name and Address                      of Beneficial
     Title of Class                   of Beneficial Owner                      Interest            Percent of Class(5)
------------------------- -----------------------------------------   -------------------------- ---------------------

$.01 par value            Fred G.  Luke                                          810,000(1)               52%
Common Stock              2 Park Plaza, Suite 470
                          Irvine, CA  92614
                          NuVen Advisors, Inc.(2)                              350,000(3)                 39%
                          2 Park Plaza, Suite 470
                          Irvine, CA 92614
                          Jon L.  Lawver                                           60,000                 7.5%
                          2 Park Plaza, Suite 470
                          Irvine, CA  92614
                          John D.  Desbrow                                         60,000                 7.5%
                          2 Park Plaza, Suite 470
                          Irvine, CA  92614
                          Steven H. Dong                                      100,000(4)                  11%
                          2 Park Plaza, Suite 470
                          Irvine, CA 92614
Redeemable Common         Fred G.  Luke                                                 0                  0%
Stock  Warrants           2 Park Plaza, Suite 470
                          Irvine, CA  92614
                          Jon L.  Lawver                                                0                  0%
                          2 Park Plaza, Suite 470
                          Irvine, CA  92614
                          Steven H. Dong                                                0                  0%
                          2 Park Plaza, Suite 470
                          Irvine, CA 92614
                          All Officers and Directories as a group               1,380,000                 79%

(1) As of the date of this Report, 60,000 shares are held by Mr. Luke, with 750,000 shares subject to stock options held.

(2) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co- Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(3) As of the date of this Report, 250,000 shares are held by Nuven, with 100,000 shares subject to stock options held.

                                                        [TOEN\10K\TG53196.10K]-5

(4) As of the date of this Report, no shares are held by Mr. Dong, with 100,000 shares subject to stock options held.

(5) Number of shares deemed outstanding includes799,732 as of December 31, 1996, and any shares subject to stock options held by the person or entity.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions With Management and Affiliates.

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

         Effective April 1, 1993, the Company and NuVen, entered into an Advisory and Management Agreement for the engagement of NuVen to perform advisory services on behalf of the Company for a 3 year term. Pursuant to such agreement the Company is obligated to pay NuVen $120,000 annually in monthly installments of $10,000. Under the terms of such agreement, the Company granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $1.00 per share. The option vested on the date of the agreement.

         Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998. Due to the minimal services performed by NuVen, the Company received a credit of $162,909 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $102,909 during fiscal 1996. Also, the Company expensed$100,000 during fiscal year 1995, and had $144,864 due to NuVen as of May 31, 1996.

(b)      Certain Business Relationships.

         There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Registrant, the disclosure of which would be material.

(c)      Indebtedness of Management.

         None.

                                                        [TOEN\10K\TG53196.10K]-5

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

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

                                                        [TOEN\10K\TG53196.10K]-5

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

         10(d) Advisory and Management Agreement with NuVen Advisors, Inc. [incorporated herein by reference to Exhibit 10(d) to Form 10-KSB for fiscal year ended May 31, 1995]

         10(e) Employment Agreement with Fred G. Luke. [incorporated herein by reference to Exhibit 10(e) to Form 10-KSB for fiscal year ended May 31, 1995]

         10(f) Consulting Agreement with John D. Desbrow. [incorporated herein by reference to Exhibit 10(f) to Form 10-KSB for fiscal year ended May 31, 1995]

         10(g) Consulting Agreement with Steven Dong. [incorporated herein by reference to Exhibit 10(g) to Form 10-KSB for fiscal year ended May 31, 1995]

         27       Financial Data Schedule [Exhibit included herein]

                                                        [TOEN\10K\TG53196.10K]-5

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE TOEN GROUP, INC.
                                        (Registrant)



Date:    May 9, 1997                    By:  /s/  Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

Date:    May 9, 1997                    By:  /s/  Jon L. Lawver
                                                  -----------------------------
                                                  Jon L. Lawver,
                                                  Secretary and Director

Date:    May 9, 1997                    By:  /s/  John D. Desbrow
                                                  -----------------------------
                                                  John D. Desbrow, Director

Date:    May 9, 1997                    By:  /s/  Steven H. Dong
                                                  -----------------------------
                                                  Steven H. Dong,
                                                  Chief Financial Officer

                                                        [TOEN\10K\TG53196.10K]-5

                              THE TOEN GROUP, INC.

                          INDEX TO FINANCIAL STATEMENTS


Financial Statements, Fiscal Year 1996                                Page

         Independent Auditors Report ......................................F-2

         Balance Sheet as of May 31, 1996.................................F-3

         Statements of Operations for the years
          ended May 31, 1996 and 1995.....................................F-4

         Statements of Stockholders' Deficiency
          for the years Ended May 31, 1996 and 1995.......................F-5

         Statements of Cash Flows for the Years
          Ended May 31, 1996 and 1995 ....................................F-6

         Notes to Financial Statements....................................F-7

                                                        [TOEN\10K\TG53196.10K]-5

                           Spurgeon, Kang & Associates
                             Accountancy Corporation
                          Certified Public Accountants
                               9831 Belmont Street
                      Belmont Street, Bellflower, CA. 90706
                                  (310)251-2161


                      INDEPENDENT AUDITOR'S REPORT FYE 1996


Board of Directors and Stockholders
THE TOEN GROUP, INC.
2 Park Plaza, Suite 470
Irvine, CA  92614

We have audited the accompanying balance sheet of The Toen Group, Inc. as of May 31, 1996 and the related statements of income, retained earnings and cash flow for the years ended May 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Toen Group, Inc. as of May 31, 1996 and the results of its operations and cash flows for the years ended May 31, 1996 and 1995 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and possesses limited liquid resources and negative working capital as of May 31, 1996. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Spurgeon, Kang & Associates
Spurgeon, Kang & Associates
Bellflower, CA

January 28, 1997

                                                        [TOEN\10K\TG53196.10K]-5

                              THE TOEN GROUP, INC.
                                  Balance Sheet
                               As of May 31, 1996


Assets

  Cash                                                              $                51
                                                                    -------------------

         Total Current Assets                                                        51
                                                                    -------------------
           Total Assets                                             $                51
                                                                    ===================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                  $            32,452
  Due to affiliates                                                             281,936
                                                                    -------------------

         Total Current Liabilities                                              314,388
Commitments and Contingencies                                                         -
Stockholders' Deficiency:
  Common stock, $.01 par value, 50,000,000 shares
     authorized; 799,372 shares issued and outstanding                            7,994
  Additional paid-in capital                                                    432,948
  Accumulated deficit                                                          (730,434)
  Treasury stock (98,795 Shares, at Cost)                                       (24,845)
                                                                    --------------------
       Total Stockholders' Deficiency                                          (314,337)
       Total Liabilities and Stockholders'
          Deficiency                                                $                51
                                                                    ===================


                                                        [TOEN\10K\TG53196.10K]-5

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                            Statements of Operations
                           For the Years Ended May 31,


                                                                  1996                  1995
                                                          --------------------- -------------------

Revenues                                                  $                  -  $                 -
Cost of Revenues                                                             -                    -
                                                          --------------------- -------------------
  Gross Profit                                                               -                    -
                                                          --------------------- -------------------
General and Administrative Expenses:
 Employment and Consulting Services                                    (25,239)             169,079
  Legal and Accounting                                                  27,000                5,986
                                                          --------------------- -------------------
          Total                                                          1,761              175,065
                                                          --------------------- -------------------
Operating loss                                                          (1,761)         (175,065)
                                                          --------------------- -----------------

Net Loss  Before Operations                                             (1,761)            (175,065)
                                                          --------------------- --------------------
Net Loss                                                  $             (1,761) $          (175,065)
                                                          ===================== ====================
Net Loss Per Share:
  Net Loss per Share                                      $              (.002) $             (.540)
                                                          ===================== ====================
  Weighted Average Number of Shares
    Outstanding                                                        778,539               324,372
                                                          ===================== ====================


                                                        [TOEN\10K\TG53196.10K]-5

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                     Statements of Stockholders' Deficiency
                    For The Years Ended May 31, 1996 and 1995


                               COMMON                                    ADDITIONAL                            TOTAL
                               SHARES         COMMON       TREASURY       PAID-IN       ACCUMULATED         STOCKHOLDERS'
                             OUTSTANDING       STOCK         STOCK        CAPITAL         DEFICIT            DEFICIENCY
                             -------------- ----------- -------------- ------------- ----------------- -------------------

Balances at June 1,1994             249,372  $  408,442  $    (24,845) $          -  $       (553,608) $         (170,011)
Stock issued for services           300,000       3,000                      27,000                                30,000
Effect of merger and
 resulting change from
 no par to $.01 par value                      (405,948)                    405,948
Net Loss                                                                                     (175,065)           (175,065)
                             --------------- ----------- ------------- ------------- ----------------- -------------------
Balances at May 31, 1995            549,372       5,494       (24,845)      432,948          (728,673)           (315,076)
Conversion of debt for
 stock                              250,000       2,500                                                             2,500
Net Loss                                                                                       (1,761)             (1,761)
                             --------------- ----------- ------------- ------------- ----------------- -------------------
Balances at May 31, 1996            799,372  $    7,994  $    (24,845) $    432,948  $       (730,434) $         (314,337)
                             =============== =========== ============= ============= ================= ===================


                                                        [TOEN\10K\TG53196.10K]-5

    The accompanying notes are an integral part of these financial statements


                              THE TOEN GROUP, INC.
                            Statements of Cash Flows
                           For the Years Ended May 31,

                                                                            1996                  1995
                                                                    --------------------- --------------------

Operating Activities:
  Net loss                                                          $             (1,761) $           (175,065)
Adjustments to Reconcile Net Loss to Net Cash Provided
(Used) by Operating Activities:

   Stock issued for services                                                           -                30,000
Changes in Assets and Liabilities:
Increase (Decrease) in Liabilities:
   Accounts payable                                                               26,356                 6,096
   Due to affiliates                                                             (24,705)              134,141
                                                                    --------------------- --------------------
Net cash provided (used) by operating activities                                    (110)               (4,828)
                                                                    --------------------- ---------------------
Increase (decrease) in cash and cash equivalents                                    (110)               (4,828)
Beginning Balance, Cash and Cash Equivalents                                         161                 4,989
                                                                    --------------------- --------------------
Ending Balance, Cash and Cash Equivalents                           $                 51  $                161
                                                                    ===================== ====================
Supplemental Disclosure of Cash Flow Information:
   Cash payments for income taxes                                   $                  -  $                  -
   Cash payments for interest                                       $                  -  $                  -
                                                                    ===================== ====================
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Stock issued for services                                        $                  -  $             30,000
                                                                    ===================== ====================
   Stock exchanged for trade debt                                   $              2,500  $              2,500
                                                                    ===================== ====================


                                                        [TOEN\10K\TG53196.10K]-5

    The accompanying notes are an integral part of these financial statements

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

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

                                                        [TOEN\10K\TG53196.10K]-5

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

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

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1995 financial statements have been reclassified, where appropriate, to conform with the financial statements presentation used in fiscal 1996.

Note 2.    Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during fiscal year 1993. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company would continue as a going Concern.

Note 3.    Federal Income Taxes

The Company accounts for income taxes using the liability method. The Company has net operating loss carryforwards as of May 31, 1996 of approximately $730,000, which expire at various times from 1999 through 2009, and are available to reduce future Federal taxable income, if any.

As a result of a change in ownership that occurred in fiscal year 1993, the Company's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 13 to 5 years for federal and state tax purposes, respectively.

The deferred tax benefit applicable to the net operating loss carryforwards has been offset by a 100% valuation reserve since it is more likely than not that the Company will not recognize any tax benefit from the net operating loss carryforwards.

                                                        [TOEN\10K\TG53196.10K]-5

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

Note 4.    Capital Stock

In September 1994 the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding warrants to purchase 668,000 shares of common stock. The warrants are exercisable at $5.00 per share and expired December 31, 1996.

Note 5.    Commitments and Contingencies

The Company maintains its executive offices at facilities provided by NuVen under an Advisory and Management Agreement (Note 6).

Note 6.    Related Party Transactions

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

Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998. Due to the minimal services performed by NuVen, the Company received a credit of $162,909 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $102,909 during fiscal 1996. Also, the Company expensed $100,000 during fiscal year 1995, and had $144,864 due as of May 31, 1996.

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment
Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses,


                                                        [TOEN\10K\TG53196.10K]-5

                              THE TOEN GROUP, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1996

and provide fringe benefits. No cash payments were made to Mr. Luke but the Company expensed $54,000 during fiscal 1995 and 1996 and had $100,000 due to Mr. Luke as of May 31, 1996.

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1996. The Company expensed $5,000 and $0 during fiscal 1996 and 1995, respectively, and had $5,000 due to Mr. Dong as of May 31, 1996.

Note 7.    Subsequent Events

In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1996. The Company expensed $12,000 and $8,000 during fiscal 1996 and 1995, respectively, and had $20,000 due to Mr. Desbrow as of May 31, 1996.

In July 1996, the Company memorialized a prior verbal consulting agreement effective June 1, 1995 with Mr. Lawver, to hold the office of Secretary through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Lawver $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 1996. The Company expensed $12,000 and $0 during fiscal 1996 and 1995, respectively, and had $12,000 due to Mr. Lawver as of May 31, 1996.

Effective October 8, 1996 the Company's Articles of Incorporation were amended to change the name of the Company from The Toen Group, Inc. to Virtual Enterprises, Inc.

                                                        [TOEN\10K\TG53196.10K]-5