Form 10KSB
period 1997-05-31
VIRTUAL ENTERPRISES INC
filed 1998-04-30
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

For the Fiscal Year Ended May 31, 1997      Commission file number   33-23430-D

                           VIRTUAL ENTERPRISES, INC.,
                        (formerly, The Toen Group, Inc.)
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State of other jurisdiction of incorporation or organization)

                                   84-1091271
                      (I.R.S. Employer Identification No.)

        4695 MacArthur Court, Suite 530, Newport Beach, California 92660
                    (Address of Principal Executive Offices)

       Registrant's telephone number, including area code: (714) 833-5362
                                  ------------

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

                                  Yes         No  X

         At March 31, 1998, 799,372 shares of Registrant's no par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                      Documents Incorporated by Reference:
                                      None

                                                         [VEI\10KSB\53197.10K]-4

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.        Business ...................................................1

Item 2.        Properties..................................................2

Item 3.        Legal Proceedings...........................................2

Item 4.        Submission of Matters to a Vote of Security Holders.........2

                                     PART II

Item 5.        Market for Registrant's Common Equity and Related
                Stockholder matters .......................................2

Item 6.        Management's Discussion and Analysis of Financial
                Condition and Results of Operations .......................3

Item 7.        Financial Statements........................................4

Item 8.        Change in and Disagreements With Accountants................4

                                    PART III

Item 9.        Directors and Executive Officers............................5

Item 10.       Executive Compensation......................................7

Item 11.       Security Ownership of Certain Beneficial Owners and
                Management ................................................10

Item 12.       Certain Relationships and Related Transactions..............12

                                     PART IV

Item 13.       Exhibits and Reports on Form 8-K............................13

               Index to Consolidated Financial Statements and Schedules....F-1

                                                         [VEI\10KSB\53197.10K]-4

                                     PART I

ITEM 1.           BUSINESS

         Virtual Enterprises, Inc., (formerly, The Toen Group, Inc.) (the "Registrant" or the "Company") was incorporated in the State of Colorado on June 10, 1988 for the purpose of searching for, evaluating and acquiring an interest in one or more business opportunities. On December 3, 1989, the Company completed a public offering of its stock pursuant to a Registration Statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC"). The Company, through an underwriter, sold a total of 50,000,000 shares of the its no par value common stock and redeemable common stock purchase warrants ("Warrants") which entitle the holders to purchase 162,000,000 additional shares of common stock at a later date.

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

         The Company is currently in the process of seeking the acquisition of or merger with a business entity or entities. The Registrant's day-to-day business affairs are handled by two directors and three officers. Executive compensation has been accrued but not paid to them or to any other employees or consultants during the fiscal year ended May 31, 1997. As of the filing date of this Report the Registrant had one employee and no operations. Current management is pursuing business opportunities, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

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

                                                         [VEI\10KSB\53197.10K]-4

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

         As used herein, the term "Company" or the "Registrant" refers to Virtual Enterprises, Inc., (formerly The Toen Group Inc.) The Registrant currently maintains its executive offices at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660. The telephone number is (714)833-5362.

ITEM 2.           PROPERTIES

         The Registrant's principal executive offices are located in shared leased premises of approximately 3,300 square feet in Newport Beach, California. These premises are provided to the Registrant under an Advisory and Management Agreement with NuVen Advisors, Inc. ("NuVen"), an affiliate.

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

                                                         [VEI\10KSB\53197.10K]-4

          There has not been a market bid and ask price for the Company's common stock during the last three fiscal years as there has been no market for the Registrant's Common Stock since September 6, 1990.

(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Registrant as of May 31, 1997, was as follows:


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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Year Ended May 31, 1997 Compared to Year Ended May 31, 1996

         There were no operations during fiscal 1997 and as such, there were no revenues or cost of revenues recorded during fiscal 1997.

         General and administrative expenses was $ (1,685) in fiscal 1997 compared to $1,761 in fiscal 1996. The change was primarily attributable to a credit in the approximate amount of $109,000 received from NuVen Advisors, Inc. ("NuVen"), an affiliate and contracted advisor. Due to minimal services performed by NuVen during fiscal 1997, the Registrant received a credit against outstanding invoices owed to NuVen.

         Liquidity and Capital Resources.

         As of May 31, 1997 the Registrant had a working capital deficit of $312,652, a decrease of $1,685 from May 31, 1996. The small decrease was attributable to the offsetting effect of the continued accrual of professional, consulting and advisory fees during fiscal 1997 that were incurred but not paid and a credit received by NuVen, discussed above.

         The Registrant had cash balances of approximately $12 and $51, at May 31, 1997 and 1996, respectively. The limited cash balances are a direct result of the Registrant having no operations during fiscal year 1997.

                                                         [VEI\10KSB\53197.10K]-4

         The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from an affiliate which is estimated to be approximately $465,000 for the next fiscal year based upon current agreements and obligations the Company has at May 31, 1997. Furthermore, the Registrant may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         The  Registrant  has  no  commitments   for  capital   expenditures  or
         additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of May 31, 1997, the Registrant had no operations or employees other than its President.

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

                                                         [VEI\10KSB\53197.10K]-4

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

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

(a)      Identification of Directors and Executive Officers.

         The following table furnishes the information concerning the directors and executive officers of the Registrant as of May 31, 1997. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.


                                   Period Served as               Officer                  Period Served
        Name             Age           Director                   Position                  as Officer
---------------          ---    -------------------     -----------------------      -------------------

Fred G. Luke             50     6-17-93 to Present      President                    6-17-93 to Present

Jon L. Lawver            58     6-17-93 to Present      Secretary,                   6-17-93 to Present
                                                        Chief Financial Officer      6-17-93 to 4-24-96

John D. Desbrow          41     9-28-94 to 5-9-97       N/A                          N/A

Steven H. Dong           30     N/A                     Chief Financial Officer      4-24-96 to 6-30-97

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

                                                         [VEI\10KSB\53197.10K]-4

         Fred G. Luke. Mr. Luke has been Chairman of the Board and President of the Registrant since June, 1993. Mr. Luke has over twenty-seven (27) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Registrant, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and former President of Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V"), Chairman and President of NuVen Advisors, Inc., ("NuVen Advisors") formerly New World Capital, Inc. ("New World"), Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a former publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994, Mr. Luke served as the President and a Director of BNR. BNR is presently inactive. Hart and DL&E were formerly in the environmental services and natural gas processing business, respectively. Hart is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. Hart does not have ongoing operations. Nona is a publicly traded (OTC Bulletin Board) diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuOasis Gaming is a publicly traded (OTC Bulletin Board) holding company with domestic gaming development activities. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including the Registrant, Nona, NuOasis Gaming and Hart pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Registrant. NuVen Advisors is a stockholder of Hart, DL&E, NuOasis Gaming and Nona, and beneficial stockholder of the Registrant. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

         Jon L. Lawver, has been Secretary and a Director of the Registrant since June, 1993 and was Chief Financial Officer from June 1993 to April 24, 1996. Mr. Lawver has twenty-two (22) years of experience in the area of bank financing where he has assisted medium size companies ($5 million to $15 million) by providing expertise in documentation preparation and locating financing for expansion requirements. Mr.
         Lawver was with Bank of America from 1961 to 1970, ending his employment as Vice President and Manager of one of its branches. From 1970 to present Mr. Lawver has served as President and a Director of J.L. Lawver Corp., a financial consulting firm. Since 1988 Mr. Lawver has served as President and a Director of Eurasia, a private finance equipment leasing company specializing in oil and gas industry equipment. Mr. Lawver also serves as an executive officer of one of NuOasis Resort's wholly-owned subsidiaries.

         John D. Desbrow, served as a Director of the Registrant from September 28, 1994 to May 29, 1997. Mr. Desbrow also previously served as Director and Secretary of Hart Industries, Inc, Secretary and Director of NuOasis Resorts, Inc., and, Secretary and Director of Group V. Mr. Desbrow is a member in good standing of the State Bar of California and has been since 1980.

                                                         [VEI\10KSB\53197.10K]-4

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

         Steven H. Dong. Mr. Dong, a Certified Public Accountant, served as Chief Financial Officer of the Registrant from April 24, 1996 to June 30, 1997. Prior to joining the Registrant, Mr. Dong worked with the international accounting firm of Coopers & Lybrand since 1988. In addition to his position with the Registrant, Mr. Dong previously served as Chief Financial Officer of NuOasis Resorts, Group V and Hart. Mr. Dong received his Bachelor of Science degree in Accounting from Babson College in 1988 and is a member in good standing with the
         California Society of Certified Public Accountants and American Institute of Certified Public Accountants.

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

         Based solely on review of the copies of such forms furnished to the Registrant, or representations that no Forms 5 were required or filed, the Registrant believes that during fiscal year 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.       EXECUTIVE COMPENSATION

(a)     Summary Compensation Table.

        The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President and four most highly compensated officers (the "Named Executive Officers"). There were no executive officers who were compensated in excess of $100,000 during fiscal year 1997.

                                                         [VEI\10KSB\53197.10K]-4


        Name and Principal             Fiscal            Salary               Other Annual               Options
             Position                   Year               ($)               Compensation($)          Granted (#)22)
--------------------------             ------            ------              ---------------          --------------

Fred G. Luke (1)                        1997             54,000                     -                       -
               -
 Chairman and President                 1996             54,000                     -                    750,000
 (6-93 to Present)                      1995             54,000                     -                       -


(1)     The dollar value of base salary (cash and non-cash).

(2) Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)     Stock Options

        There were no options granted during fiscal year 1997 to the Registrant's Named Executive Officers. The following table sets forth in summary form the aggregate options exercised during fiscal year 1997 and the May 31, 1997 value of unexercised options for The Registrant's Named Executive Officer.


                                                                                                         Value of Unexercised
                                                                         Number of Unexercised               In-the-Money
                                                                        Option/SAR's at Fiscal         Options/SAR's at Fiscal
                                                                             Year-End (#)                    Year-End ($)
                                  Shares
                              Acquired on             Value                  Exercisable/                    Exercisable/
            Name               Exercise (#)       Realized ($)              Unexercisable                    Unexercisable
----------------------------  ------------------  ------------      ------------------------------  ---------------------------

Fred G. Luke, President
and Director                          -                  -                750,000  Exercisable             (2)(3) Exercisable

NuVen Advisors, Inc.(1)               -                  -                100,000  Exercisable               (3)  Exercisable

Steven Dong, former CFO               -                  -                100,000  Exercisable               (3)  Exercisable


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

(3) As of the date of this Report the potential realizable value of each grant of options is not applicable due to a lack of a market price for the shares of common stock underlying the options.

(c)     Long Term Incentive Plans.

        None.

                                                         [VEI\10KSB\53197.10K]-4

(d)     Compensation of Directors

        The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments. There was no compensation paid to any directors during fiscal year 1997.

(e)     Contracts with Named Executive Officer and other Officers and Directors.

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

        In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke but the Company expensed $54,000 during fiscal 1997 and 1996 and had $150,000 due to Mr. Luke as of May 31, 1997.

        Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1996. The Company expensed $12,000 and $5,000 during fiscal 1997 and 1996, respectively, and had $17,000 due to Mr. Dong as of May 31, 1997.

        In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1996. The Company expensed $12,000 and $12,000 during fiscal 1997 and 1996, respectively, and had $32,000 due to Mr. Desbrow as of May 31, 1997. Mr.
Desbrow resigned in May, 1997.

                                                         [VEI\10KSB\53197.10K]-4

        In July 1996, the Company memorialized a prior verbal consulting agreement effective June 1, 1995 with Mr. Lawver, to hold the office of Secretary through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Lawver $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 1996. The Company expensed $12,000 and $12,000 during fiscal 1997 and 1996, respectively, and had $24,000 due to Mr. Lawver as of May 31, 1997.

(f)     Report on Repricing of Options

        During fiscal year 1997, the Registrant has not adjusted or amended the exercise price of stock options.

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


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest           Percent of Class(1)
---------------------------   -----------------------------------------     ------------------     -------------------

$.01 par value                New World Capital Markets, Ltd.
Common Stock                  Companies House                                      173,995             21.76%(1)
                              Tower Street
                              Ramsey, Isle of Man

                              John D.  Desbrow                                      60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              J.  L.  Lawver Corp                                   60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              Fred G.  Luke                                         60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              Fred Graves  Luke                                     60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              Structure America, Inc.                               60,000               7.5%(1)
                              550 N. Jefferson
                              Loveland, CO 80537


                                                         [VEI\10KSB\53197.10K]-4


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest           Percent of Class(1)
-------------------------     ------------------------------------------    -----------------      -------------------

Redeemable Common             New World Capital Markets, Ltd.                      648,000             97.00%(2)
 Stock  Warrants              Companies House
                              Tower Street
                              Ramsey, Isle of Man

Combined $.01 par value       New World Capital Markets, Ltd.                      821,995             56.18%(3)
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


                                                                           Amount and Nature
                                       Name and Address                      of Beneficial
     Title of Class                   of Beneficial Owner                      Interest            Percent of Class(5)
------------------------- -----------------------------------------   -------------------------- ---------------------

$.01 par value            Fred G.  Luke                                          810,000(1)               52%
Common Stock              4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          NuVen Advisors, Inc.(2)                                350,000(3)               39%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Jon L.  Lawver                                           60,000                 7.5%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          John D.  Desbrow                                         60,000                 7.5%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Steven H. Dong                                          100,000(4)              11%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

Redeemable Common         Fred G.  Luke                                                 0                  0%
Stock  Warrants           4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Jon L.  Lawver                                                0                  0%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Steven H. Dong                                                0                  0%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          All Officers and Directories as a group               1,380,000                 79%


                                                         [VEI\10KSB\53197.10K]-4

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

(5) Number of shares deemed outstanding includes 799,732 as of December 31, 1997, and any shares subject to stock options held by the person or entity.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions With Management and Affiliates.

         During fiscal 1997 there were no transactions with related parties that exceeded $60,000 other than the following:

         The Luke Family Trust (the "Trust") and J.L. Lawver Corp. (the "JLL Corp.") owns 93% and 7%, respectively, of the common stock of NuVen. Fred G. Luke, as the trustee of the Trust, controls the Trust and Jon L. Lawver is the majority stockholder of JLL Corp. Mr. Luke and Mr. Lawver are also officers and directors of the Company.

         Effective April 1, 1993, the Company and NuVen, entered into an Advisory and Management Agreement for the engagement of NuVen to perform advisory services on behalf of the Company for a 3 year term. Pursuant to such agreement the Company is obligated to pay NuVen $120,000 annually in monthly installments of $10,000. Under the terms of such agreement, the Company granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $1.00 per share. The option vested on the date of the agreement. As of the date of this Report the option remains unexercised.

         Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998. Due to the minimal services performed by NuVen, the Company received a credit of $109,097 against amounts owed to NuVen and accordingly, the Company recorded a net credit of $102,909 during fiscal 1996. Also, the Company expensed $45,000 during fiscal year 1997, and had $20,602 due to NuVen as of May 31, 1997.

                                                         [VEI\10KSB\53197.10K]-4

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

(b)      8-K Reports:

         There were no Reports on Form 8-K filed during fiscal 1997.
(c)      Exhibits:

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

                                                         [VEI\10KSB\53197.10K]-4

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

                                                         [VEI\10KSB\53197.10K]-4

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRTUAL ENTERPRISES, INC.
                                        (formerly, The Toen Group, Inc.)
                                        (Registrant)

Date:    April 21, 1998                 By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

Date:    April 21, 1998                 By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver,
                                                  Secretary and Director

                                                         [VEI\10KSB\53197.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)

                          INDEX TO FINANCIAL STATEMENTS

Financial Statememts, Fiscal Year 1997                                     Page

         Independent Auditors Report ......................................F-2

         Balance Sheet as of May 31, 1997..................................F-3

         Statements of Operations for the years
          ended May 31, 1997 and 1996......................................F-4

         Statements of Stockholders' Deficiency
          for the years Ended May 31, 1997 and 1996........................F-5

         Statements of Cash Flows for the Years
          Ended May 31, 1997 and 1996 .....................................F-6

         Notes to Financial Statements.....................................F-7

                                                         [VEI\10KSB\53197.10K]-4

                                  Kang,Yu &Jun
                           An Accountancy Corporation,
                   Member Firm of AICPA, SECPS, PCPS and CSCPA
                               9831 Belmont Street
                      Belmont Street, Bellflower, CA. 90706
                                  (310)251-2161

                      INDEPENDENT AUDITOR'S REPORT FYE 1997

Board of Directors and Stockholders
VIRTUAL ENTERPRISES, INC.
(formerly, The Toen Group, Inc.)
4695 MacArthur Court, Suite 530
Newport Beach, CA 92660

We have audited the accompanying balance sheet of Virtual Enterprises, Inc. as of May 31, 1997 and the related statements of income, retained earnings and cash flow for the years ended May 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Enterprises, Inc. as of May 31, 1997 and the results of its operations and cash flows for the years ended May 31, 1997 and 1996 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and possesses limited liquid resources and negative working capital as of May 31, 1997. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KY&J CPA'S
----------------------------------
     KY&J CPA'S
     Bellflower, CA

April 7, 1998

                                                         [VEI\10KSB\53197.10K]-4


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                                  Balance Sheet
                                  May 31, 1997

Assets

  Cash                                                              $                12
                                                                    -------------------

         Total Current Assets                                                        12
                                                                    -------------------
           Total Assets                                             $                12
                                                                    ===================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                  $            28,058
  Due to affiliates                                                             284,606
                                                                    -------------------

         Total Current Liabilities                                              312,664
Commitments and Contingencies                                                         -
Liabilities and Stockholders' Deficiency:
  Common stock, $.01 par value, 50,000,000 shares
     authorized; 799,372 shares issued and outstanding                            7,994
  Additional paid-in capital                                                    432,948
  Accumulated deficit                                                          (728,749)
  Treasury stock (98,795 Shares, at Cost)                                       (24,845)
                                                                    --------------------
       Total Stockholders' Deficiency                                          (312,652)
       Total Liabilities and Stockholders'
          Deficiency                                                $                12
                                                                    ====================


                                                         [VEI\10KSB\53197.10K]-4

    The accompanying notes are an integral part of these financial statements


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                            Statements of Operations
                           For the Years Ended May 31,

                                                          1997                           1996
                                                  --------------------------- ---------------------------

General and Administrative Expenses:
 Employment and Consulting Services                                 (35,859)                     (25,239)
  Legal and Accounting                                               34,174                       27,000
                                                  --------------------------- ---------------------------
          Total                                                      (1,685)                       1,761
                                                  --------------------------- ---------------------------
Income Tax Expense (Note 3)                                               -                            -
                                                  --------------------------- ---------------------------
Operating income (loss)                                               1,685                       (1,761)
                                                  --------------------------- ---------------------------
Net Loss From Operations                                              1,685                       (1,761)
                                                  --------------------------- ---------------------------
Net Income (Loss)                                 $                   1,685   $                   (1,761)
                                                  =========================== ===========================
Net Income (Loss) Per Share:
  Net Income (Loss) per Share                     $                    .002   $                    (.002)
                                                  =========================== ===========================
  Weighted Average Number of Shares
    Outstanding                                                      778,559                     778,539
                                                  =========================== ===========================


                                                         [VEI\10KSB\53197.10K]-4

    The accompanying notes are an integral part of these financial statements


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                     Statements of Stockholders' Deficiency
                    For The Years Ended May 31, 1996 and 1995

                               COMMON                                    ADDITIONAL                                      TOTAL
                               SHARES     COMMON     TREASURY            PAID-IN            ACCUMULATED            STOCKHOLDERS'
                             OUTSTANDING   STOCK       STOCK             CAPITAL              DEFICIT               DEFICIENCY
                           ------------- --------- ------------- ------------------ ---------------------- ------------------------

Balances at May 31, 1995       549,372   $  5,494  $    (24,845) $         432,948  $            (728,673) $              (315,076)
Conversion of debt for
 stock                         250,000      2,500                                                                            2,500
Net Loss                                                                                           (1,761)                  (1,761)
                           ------------- --------- ------------- ------------------ ---------------------- ------------------------

Balances at June 1, 1996       799,372      7,994       (24,845)           432,948               (730,434)                (314,337)
Net Income                                                                                          1,685                    1,685

Balances at May 31, 1997       799,372   $  7,994  $    (24,845) $          432,948 $            (728,749) $             (312,652)
                           ============= ========= ============= ================== ====================== ========================


                                                         [VEI\10KSB\53197.10K]-4

    The accompanying notes are an integral part of these financial statements


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                            Statements of Cash Flows
                           For the Years Ended May 31,

                                                                   1997                     1996
                                                         ------------------------ -------------------------

Operating Activities:
  Net income (loss)                                      $                 1,685  $                 (1,761)
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Liabilities:
   Accounts payable                                                       (4,394)                   26,356
   Due to affiliates                                                       2,670                   (24,705)
                                                         ------------------------ -------------------------
Net cash provided (used) by operating activities                             (39)                     (110)
                                                         ------------------------ -------------------------
Increase (decrease) in cash and cash equivalents                             (39)                     (110)
Beginning Balance, Cash and Cash Equivalents                                  51                       161
                                                         ------------------------ -------------------------
Ending Balance, Cash and Cash Equivalents                $                    12  $                     51
                                                         ======================== =========================
Supplemental Disclosure of Cash Flow
Information:
   Cash payments for income taxes                        $                     -  $                      -
   Cash payments for interest                            $                     -  $                      -
                                                         ======================== =========================
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Stock exchanged for trade debt                        $                     -  $                  2,500
                                                         ======================== =========================


                                                         [VEI\10KSB\53197.10K]-4

    The accompanying notes are an integral part of these financial statements

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1997

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

                                                         [VEI\10KSB\53197.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1997

Earnings (Loss) Per Common Share

Net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of shares outstanding during each year. All per share amounts are reported as adjusted after the merger and resulting reverse stock split. Common stock equivalents were not considered in the earnings (loss) per share calculations as the effect would have been anti dilutive or insignificant.

Issuance of Stock for Services

Shares of the Company's common stock issued for services are recorded in accordance with APB16 at the fair market value of the stock issued or the fair market of the services provided, whichever value is the more clearly evident. The value of the services are typically stipulated by contract.

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1996 financial statements have been reclassified, where appropriate, to conform with the financial statements presentation used in fiscal 1997.

Note 2.    Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during fiscal year 1993. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying financial statements have been presented under the assumption the Company would continue as a going Concern.

Note 3.    Federal Income Taxes

The Company accounts for income taxes using the liability method. The Company has net operating loss carryforwards as of May 31, 1997 of approximately $729,000, which expire at various times from 1999 through 2009, and are available to reduce future Federal taxable income, if any.

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

                                                        [VEI\10KSB\53197.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1997

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

Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998. Due to the minimal services performed by NuVen, the Company received a credit of $162,909 in fiscal 1996 and $102,909 during fiscal 1997, against amounts owed to NuVen and accordingly, the Company recorded a net credit of $102,909 during fiscal 1996 and $95,333 during fiscal 1997. Also, the Company expensed $144,864 during fiscal 1997 and $13,764 during fiscal 1997.

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment
Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke but the Company expensed $54,000 during fiscal 1997 and 1996 and had $149,598 due to Mr. Luke as of May 31, 1997.

                                                         [VEI\10KSB\53197.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1997

Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1996. The Company expensed $12,000 and $5,000 during fiscal 1997 and 1996, respectively, and had $17,000 due to Mr. Dong as of May 31, 1997.

In July 1996, the Company memorialized a prior verbal consulting agreement entered into in September 1994 with Mr. Desbrow to hold the office of Director through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Desbrow $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Desbrow by the Company during fiscal 1997. The Company expensed $12,000 and $12,000 during fiscal 1997 and 1996, respectively, and had $32,000 due to Mr. Desbrow as of May 31, 1997. Mr. Desbrow resigned in May, 1997.

In July 1996, the Company memorialized a prior verbal consulting agreement effective June 1, 1995 with Mr. Lawver, to hold the office of Secretary through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Lawver $1,000 per month. Effective January 1, 1997, the Consulting Agreement was renewed for fiscal year 1997 for $1,000 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 1997. The Company expensed $12,000 and $12,000 during fiscal 1997 and 1996, respectively, and had $24,000 due to Mr. Lawver as of May 31, 1997.

                                                         [VEI\10KSB\53197.10K]-4