Form 10QSB
period 1997-11-30
VIRTUAL ENTERPRISES INC
filed 1998-08-13
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1997           Commission File No.    33-23430-D

                            VIRTUAL ENTERPRISES INC.
                         (formerly, The Toen Group Inc.)
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1091271
                     (I.R.S. Employer Identification Number)

             4695 MacArthur Ct., Suite 530 Newport Beach, California
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (949) 833-2091
              (Registrant's telephone number, including area code)


                   2 Park Plaza, Suite 470, Irvine, California
                 (Former Address, if changed since last report)

                                      92614
                 (Former Zip Code, if changed since last report)

                                 (714) 833-2091
             (Former telephone number, if changed since last report)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes              No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of July 15, 1998, there were 799,372 shares of the Registrant's no par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                                                          [VEI\10Q\113097.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (formerly, The Toen Group Inc.)
                                      INDEX



                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheets - November 30, 1997 ..............................1

          Statements of Operations - Three and Six Months Ended
             November 30, 1997 and 1996....................................2

          Statements of Cash Flows - Six Months Ended
             November 30, 1997 and 1996....................................3

          Notes to Financial Statements....................................4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations....................7

                                     PART II

Item 1.   Legal Proceedings................................................8

Item 2.   Changes In Securities............................................8

Item 3.   Defaults Upon Senior Securities..................................8

Item 4.   Submission of Matters to a Vote of Security Holders..............8

Item 5.   Other Information................................................8

Item 6.   Exhibits and Reports on Form 8-K.................................8

                                                         I

                                                          [VEI\10Q\113097.QSB]-2


                            VIRTUAL ENTERPRISES INC.
                         (formerly, The Toen Group Inc.)
                                  Balance Sheet
                       As of November 30, 1997 (Unaudited)

                                                                                 November 30,
                                                                                     1997
                                                                                 (Unaudited)
                                                                             -------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                   $                14
                                                                             -------------------
   Total Current Assets                                                                       14
TOTAL ASSETS                                                                 $                14
                                                                             ===================
Current Liabilities:
 Accounts payable and accrued expenses                                       $            31,892
 Due to affiliates                                                                       360,156
                                                                             -------------------
   Total Current Liabilities                                                             392,048
Stockholders' Deficiency:
 Common stock - $.01 par value; 50,000,000 shares authorized;
 799,372 shares issued and outstanding                                                     7,994
 Additional paid-in capital                                                              432,948
 Accumulated deficit                                                                    (808,131)
 Treasury stock (98,795 Shares, at Cost)                                                 (24,845)
                                                                             --------------------
    Total Stockholders' Deficiency                                                      (392,034)

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                $                14
                                                                             ====================


              See accompanying notes to these financial statements

                                                          [VEI\10Q\113097.QSB]-2


                            VIRTUAL ENTERPRISES INC.
                         (formerly, The Toen Group Inc.)
                            Statements of Operations
                       For the Three and Six Months Ended
                      November 30, 1997 and 1996(Unaudited)

                                                    For the Three Months Ended             For the Six Months Ended,
                                                           November 30,                           November 30,
                                              --------------------------------------  -------------------------------------
                                                      1997               1996                1997              1996
                                              --------------------------------------  -------------------------------------
                                                   (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
                                              ------------------- ----------------    ----------------- -------------------

Costs and expenses:
 General and administrative                   $            31,261 $         45,432    $          79,381 $           71,948
                                              ------------------- ------------------  ----------------- -------------------
     Totals                                                31,261           45,432               79,381             71,948
                                              ------------------- ------------------  ----------------- -------------------
Net loss                                      $           (31,261)$        (45,432)   $         (79,381)$          (71,948)
                                              =================== ==================  ================= ===================
Net loss per common share                     $              (.04)$           (.06)   $            (.10)$             (.09)
                                              =================== ==================  ================= ===================
Weighted average common
 shares outstanding                                       799,372           799,372             799,372            799,372
                                              =================== ==================  ================= ===================


              See accompanying notes to these financial statements

                                                          [VEI\10Q\113097.QSB]-2


                            VIRTUAL ENTERPRISES INC.
                         (formerly, The Toen Group Inc.)
                            Statements of Cash Flows
         For the Six Months Ended November 30, 1997 and 1996 (Unaudited)

                                                                             Six Months Ended November 30,
                                                                              1997                   1996
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------


Operating activities:
  Net income (loss)                                                 $              (175,300) $            (71,948)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
         Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                        3,832                 7,020
         Due to affiliate                                                            75,551                64,923
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                               2                    (5)
                                                                    ------------------------ ---------------------


Net increase (decrease) in cash and cash equivalents                                      2                    (5)

Cash and cash equivalents, beginning of period                                           12                    51
                                                                    ------------------------ ---------------------

Cash and cash equivalents, end of period                            $                    14  $                 46
                                                                    ======================== =====================

Supplemental Disclosure:
 Cash payments for income taxes                                     $                     -  $                  -
 Cash payments for interest                                         $                     -  $                  -


              See accompanying notes to these financial statements

                                                         [VEI\10Q\113097.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (formerly, The Toen Group Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1997

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

In September 1994, the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of shares was reduced from 785,000,000 to 50,000,000.

Effective October 8, 1996, the Company's Articles of Incorporation were amended to change the name of the Company from The Toen Group Inc. to Virtual Enterprises Inc.

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

                                                          [VEI\10Q\113097.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1997

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

Note 3.     Federal Incomes Taxes

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

                                                          [VEI\10Q\113097.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1997

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

                                                          [VEI\10Q\113097.QSB]-2

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Going Concern

         The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and the Company intends to continue operating with minimal overhead and key administrative functions provided by consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1998. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

         Results of Operations

         Quarter Ended November 30, 1997 Compared to Quarter Ended November 30, 196

         There were no operations during the quarter ended November 30, 1997 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses was $31,261 in the current quarter compared to $45,432 in the comparable period last year. The change is attributable to fewer services provided by professional consultants and other advisors.

         Six Months Ended November 30, 1997 Compared to Six Months Ended November 30, 1996

         There were no operations during the period ended November 30, 1997 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses was $79,381 in the current period compared to $71,948 in the comparable period last year. The change is attributable to continue services provided by professional consultants and other advisors.

         Liquidity and Capital Resources

         As of November 30, 1997 the Company had a working capital deficit of $392,034, an increase of $79,382 from May 31, 1997. The change was attributable to the accrual of professional, consulting and advisory fees during the quarter that were incurred but not paid.

         The Company had cash balances of approximately $14 and $46 at November 30, 1997 and 1996, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

         The Company's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company's existence is dependent on continuing financial support from NuVen for the next fiscal year. Furthermore, the Company may have to utilize its

                                                          [VEI\10Q\113097.QSB]-2
         common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended May 31, 1997 to include an explanatory paragraph with respect to the uncertainty.

         The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of November 30, 1997, the Company had no operations or employees other than its President.


PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings

                  The Company knows of no significant changes in the status of the pending litigation or claims against the Company as described in Form 10-KSB for the Company's fiscal year ended May 31, 1997.

Item 2.    Changes In Securities

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits And Reports On Form 8-K

                  (a)  Exhibits:

                       Exhibit Number        Description of Exhibit
                       --------------        -----------------------

                       27                    Financial Data Schedule

                  (b)  Reports on Form 8-K:

                                    None

                                                          [VEI\10Q\113097.QSB]-2

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        VIRTUAL ENTERPRISES INC.
                                        (Formerly, The Toen Group Inc.)
                                        (Registrant)



Date:    August 10, 1998                By:/s/    Fred G. Luke
                                                  -----------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

                                                          [VEI\10Q\113097.QSB]-2