Form 10QSB
period 1998-02-28
VIRTUAL ENTERPRISES INC
filed 1998-08-13
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended February 28, 1998           Commission File No.    33-23430-D

                            VIRTUAL ENTERPRISES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1091271
                     (I.R.S. Employer Identification Number)

               4695 MacArthur Court, Ste. 530, Newport Beach, CA
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (714) 833-2091
              (Registrant's telephone number, including area code)

                   2 Park Plaza, Suite 470, Irvine, California
                 (Former Address, if changed since last report)

                                      92614
                 (Former Zip Code, if changed since last report)

                                       N/A
             (Former telephone number, if changed since last report)

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

                                                           [VEI\10Q\22898.QSB]-3

                            VIRTUAL ENTERPRISES INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - February 28, 1998 ..............................1

          Statements of Operations - Three and Nine Months Ended
             February 28, 1998 and 1997....................................2

          Statements of Cash Flows - Nine Months Ended
             February 28, 1998 and 1997....................................3

          Notes to Financial Statements....................................4


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations....................7

                                     PART II

Item 1.   Legal Proceedings................................................9

Item 2.   Changes In Securities............................................9

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                        I

                                                           [VEI\10Q\22898.QSB]-3


                            VIRTUAL ENTERPRISES INC.
                                  Balance Sheet
                       As of February 28, 1998 (Unaudited)

                                                                                     February 28,
                                                                                         1998
                                                                                      (Unaudited)
                                                                                ----------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                   14
                                                                                ----------------------
   Total Current Assets                                                                             14
TOTAL ASSETS                                                                    $                   14
                                                                                ======================
Current Liabilities:
 Accounts payable and accrued expenses                                          $               34,039
 Due to affiliates                                                                             388,292
                                                                                ----------------------
   Total Current Liabilities                                                                   422,331
Stockholders' Deficiency:
 Common stock - $.01 par value; 50,000,000 shares authorized;
 799,372 shares issued and outstanding                                                           7,994
 Additional paid-in capital                                                                    432,948
 Accumulated deficit                                                                          (728,750)
 Treasury stock (98,795 Shares, at Cost)                                                       (24,845)
                                                                                -----------------------
    Total Stockholders' Deficiency                                                            (422,317)

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                   $                   14
                                                                                =======================


              See accompanying notes to these financial statements

                                                           [VEI\10Q\22898.QSB]-3


                            VIRTUAL ENTERPRISES INC.
                            Statements of Operations
                       For the Three and Nine Months Ended
                      February 28, 1998 and 1997(Unaudited)

                                                          For the Three Months Ended              For the Nine Months Ended,
                                                                 February 28,                            February 28,
                                                    ------------------- ------------------- ------------------ ------------------
                                                            1998               1997                1998               1997
                                                    ------------------- ------------------- ------------------ ------------------
                                                         (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
                                                    ------------------- ------------------- ------------------ ------------------

Costs and expenses:
 General and administrative                         $           30,282  $         (105,376) $         109,664  $         (33,428)
                                                    ------------------- ------------------- ------------------ ------------------
     Totals                                                     30,282            (105,376)           109,664            (33,428)
                                                    ------------------- ------------------- ------------------ ------------------
Net income (loss)                                   $          (30,282) $          105,376  $        (109,664) $          33,428
                                                    =================== =================== ================== ==================
Net income (loss) per common share                  $             (.04) $              .13  $            (.14) $             .04
                                                    =================== =================== ================== ==================
Weighted average common
 shares outstanding                                             799,372            799,372            799,372            799,372
                                                    =================== =================== ================== ==================


              See accompanying notes to these financial statements

                                                           [VEI\10Q\22898.QSB]-3


                            VIRTUAL ENTERPRISES INC.
                            Statements of Cash Flows
        For the Nine Months Ended February 28, 1998 and 1997 (Unaudited)

                                                                            Nine Months Ended February 28,
                                                                              1998                   1997
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $              (109,664) $             33,428
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                        5,980                (1,146)
         Due to affiliate                                                           103,686               (34,300)
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                               2                (2,018)
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                      2                (2,018)

Cash and cash equivalents, beginning of period                                           12                    51
                                                                    ------------------------ --------------------

Cash and cash equivalents, end of period                            $                    14  $             (2,069)
                                                                    ======================== =====================

Supplemental Disclosure:
   Cash payments for income taxes                                   $                     -  $                  -
   Cash payments for interest                                       $                     -  $                  -


              See accompanying notes to these financial statements

                                                           [VEI\10Q\22898.QSB]-3

                            VIRTUAL ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1998

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

                                                           [VEI\10Q\22898.QSB]-3

                            VIRTUAL ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1998

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

                                                           [VEI\10Q\22898.QSB]-3

                            VIRTUAL ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1998

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

                                                           [VEI\10Q\22898.QSB]-3

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

         Results of Operations

         Quarter Ended February 28, 1998 Compared to Quarter Ended February 28, 1997

         There were no operations during the quarter ended February 28, 1998 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses was $30,282 in the current quarter compared to $105,376 credit in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors offset by a credit received by a consultant due to minimal services provided.

         Results of Operations

         Nine Months Ended February 28, 1998 Compared to Nine Months Ended February 28, 1997

         There were no operations during the period ended February 28, 1998 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses were $109,664 in the current period compared to $33,428 credit in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors offset by a credit received by a consultant due to minimal services provided.

         Liquidity and Capital Resources

         As of February 28, 1998 the Company had a working capital deficit of $422,317, an increase of $109,665 from May 31, 1997. The change was attributable to the accrual of professional, consulting and advisory fees during the quarter that were incurred but not paid.

         The Company had cash balances of approximately $14 and $(2,069) at February 28, 1998 and 1997, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

                                                           [VEI\10Q\22898.QSB]-3

         The Company's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company's existence is dependent on continuing financial support from NuVen for the next fiscal year. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended May 31, 1997 to include an explanatory paragraph with respect to the uncertainty.

         The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of February 28, 1998, the Company had no operations or employees other than its President.


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

                                                           [VEI\10Q\22898.QSB]-3

Item 6.    Exhibits And Reports On Form 8-K

                  (a)  Exhibits:

                       Exhibit Number             Description of Exhibit

                       27                         Financial Data Schedule

                  (b)  Reports on Form 8-K:

                                    None

                                                           [VEI\10Q\22898.QSB]-3

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   VIRTUAL ENTERPRISES INC.
                                   (Registrant)



Date:    August 10, 1998           By:  /s/  Fred G. Luke
                                             ----------------------------------
                                             Fred G. Luke, Chairman of the Board
                                             and President

                                                           [VEI\10Q\22898.QSB]-3