Form 10QSB
period 1997-08-31
VIRTUAL ENTERPRISES INC
filed 1998-08-20
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1997              Commission File No.  33-23430-D

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

            4695 MacArthur Court, Ste. 530, Newport Beach, California
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (949) 833-5362
              (Registrant's telephone number, including area code)

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

                                                           [VEI\10Q\83197.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheet - August 31, 1997 (unaudited ......................1

          Statements of Operations - Three Months Ended
             August 31, 1997 and 1996 (unaudited)..........................2

          Statements of Cash Flows - Three Months Ended August 31,
             1997 (unaudited) and August 31, 1996 (unaudited)..............3

          Notes to Financial Statements (unaudited)........................4

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

Item 3.   Defaults Upon Senior Securities..................................8

Item 4.   Submission of Matters to a Vote of Security Holders..............8

Item 5.   Other Information................................................8

Item 6.   Exhibits and Reports on Form 8-K.................................8

                                        I

                                                           [VEI\10Q\83197.QSB]-2


                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                                  Balance Sheet
                         As August 31, 1997 (Unaudited)

                                                                                         August 31,
                                                                                            1997
                                                                                         (Unaudited)
                                                                                 --------------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                       $                       83
                                                                                 --------------------------
   Total Current Assets                                                                                  83
                                                                                 --------------------------
TOTAL ASSETS                                                                     $                       83
                                                                                 ==========================
Current Liabilities:
 Accounts payable and accrued expenses                                           $                   29,985
 Due to affiliates                                                                                  330,871
                                                                                 --------------------------
   Total Current Liabilities                                                                        360,856
Stockholders' Deficiency:
 Common stock, $.01 par value; 50,000,000 shares authorized;
   799,372 shares issued and outstanding                                                              7,994
 Additional paid-in capital                                                                         432,948
 Accumulated deficit                                                                               (776,870)
 Treasury stock                                                                                     (24,845)
                                                                                 ---------------------------
    Total Stockholders' Deficiency                                                                 (360,773)

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                    $                       83
                                                                                 ===========================


              See accompanying notes to these financial statements

                                                           [VEI\10Q\83197.QSB]-2


                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                            Statements of Operations
                           For the Three Months Ended
                       August 31, 1997 and 1996(Unaudited)

                                                                           For the Three Months Ended,
                                                                                    August 31,
                                                                 ------------------------------------------------
                                                                           1997                    1996
                                                                 ----------------------- ------------------------

                                                                        (Unaudited)             (Unaudited)
Costs and expenses:
 General and administrative                                      $               48,120  $                39,537
                                                                 ----------------------- ------------------------
     Totals                                                                      48,120                   39,537
                                                                 ----------------------- ------------------------
Net loss                                                         $              (48,120) $               (39,537)
                                                                 ======================= ========================
Net loss per common share                                        $                 (.06) $                  (.05)
                                                                 ======================= ========================
Weighted average common
 shares outstanding                                                             799,372                  799,372
                                                                 ======================= ========================


              See accompanying notes to these financial statements

                                                           [VEI\10Q\83197.QSB]-2


                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                            Statements of Cash Flows
                           For the Three Months Ended
                      August 31, 1997 and 1996 (Unaudited)

                                                                             Three Months Ended August 31,
                                                                              1997                   1996
                                                                    ------------------------ ---------------------
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $               (48,120) $            (39,537)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Gain on sale of equipment Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                        1,926                 2,382
         Due to affiliate                                                            46,265                37,109
                                                                    ------------------------ ---------------------
           Net cash provided (used) in operating activities                             (71)                  (46)
                                                                    ------------------------ ---------------------

Net increase (decrease) in cash and cash equivalents                                      71                  (46)

Cash and cash equivalents, beginning of period                                           12                    51
                                                                    ------------------------ ---------------------

Cash and cash equivalents, end of period                            $                    83  $                  5
                                                                    ======================== =====================

Supplemental Disclosure:
    Cash payments for income taxes                                  $                     -  $                  -
    Cash payments for interest                                      $                     -  $                  -


              See accompanying notes to these financial statements

                                                           [VEI\10Q\83197.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1997

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

                                                           [VEI\10Q\83197.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1997

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

                                                           [VEI\10Q\83197.QSB]-2

                            VIRTUAL ENTERPRISES INC.
                         (Formerly, The Toen Group Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                 August 31, 1997

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

                                                           [VEI\10Q\83197.QSB]-2

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

         Results of Operations

         Quarter Ended August 31, 1997 Compared to Quarter Ended August 31,1996

         There were no operations during the quarter ended August 31, 1997 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses was $48,120 in the current quarter compared to $39,537 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors.

         Liquidity and Capital Resources

         As of August 31, 1997 the Company had a working capital deficit of $360,777, an increase of $48,125 from May 31, 1996. The change was attributable to the accrual of professional, consulting and advisory fees during the quarter that were incurred but not paid.

         The Company had cash balances of approximately $83 and $5 at August 31, 1997 and 1996, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

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

                                                           [VEI\10Q\83197.QSB]-2

         Additionally, as of August 31, 1997, the Company had no operations or employees other than its President.

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

                  None

Item 3.    Defaults Upon Senior Securities

                  None

Item 4.    Submission Of Matters To A Vote Of Security Holders

                  None

Item 5.    Other Information

                  None

Item 6.    Exhibits And Reports On Form 8-K

                  (a)  Exhibits:

                       Exhibit Number        Description of Exhibit
                       --------------        ----------------------------------

                       27                    Financial Data Schedule

                  (b)  Reports on Form 8-K:

                                    None

                                                           [VEI\10Q\83197.QSB]-2

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

                                        VIRTUAL ENTERPRISES INC.
                                        (Formerly, The Toen Group Inc.)
                                        (Registrant)

Date:    August 14, 1998                By:  /s/  Fred G. Luke
                                             -----------------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

                                                           [VEI\10Q\83197.QSB]-2