Form 10KSB
period 1998-05-31
VIRTUAL ENTERPRISES INC
filed 1998-10-02
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

For the Fiscal Year Ended May 31, 1998       Commission file number   33-23430-D

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

        Registrant's telephone number, including area code: (949)475-6755
                                  ------------

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

                                    Yes No X

     At May 31, 1998, 799,372 shares of Registrant's no par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                      Documents Incorporated by Reference:
                                      None

                                                         [VEI\10KSB\53198.10K]-4

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.             Business ..............................................1

Item 2.             Properties.............................................2

Item 3.             Legal Proceedings......................................2

Item 4.             Submission of Matters to a Vote of Security Holders....2

                                     PART II

Item 5.             Market for Registrant's Common Equity and Related
                         Stockholder matters ..............................2

Item 6.             Management's Discussion and Analysis of Financial
                         Condition and Results of Operations ..............3

Item 7.             Financial Statements...................................4

Item 8.             Change in and Disagreements With Accountants...........4

                                    PART III

Item 9.             Directors and Executive Officers.......................4

Item 10.            Executive Compensation.................................6

Item 11.            Security Ownership of Certain Beneficial Owners
                         and Management ...................................9

Item 12.            Certain Relationships and Related Transactions.........10

                                     PART IV

Item 13.            Exhibits and Reports on Form 8-K.......................11

                    Index to Consolidated Financial Statements and
                         Schedules ........................................F-1

                                                         [VEI\10KSB\53198.10K]-4

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


         The Company is currently in the process of seeking the acquisition of or merger with a business entity or entities. The Registrant's day-to-day business affairs are handled by two directors and three officers. Executive compensation has been accrued but not paid to them or to any other employees or consultants during the fiscal year ended May 31, 1998. As of the filing date of this Report the Registrant had one employee and no operations. Current management is pursuing business opportunities, but no assurance can be given that the Registrant will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

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

                                                         [VEI\10KSB\53198.10K]-4

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

         As used herein, the term "Company" or the "Registrant" refers to Virtual Enterprises, Inc., (formerly The Toen Group Inc.) The Registrant currently maintains its executive offices at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660. The telephone number is (949)475-6755.

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

                                                         [VEI\10KSB\53198.10K]-4

          There has not been a market bid and ask price for the Company's common stock during the last three fiscal years as there has been no market for the Registrant's Common Stock since September 6, 1990.

(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Registrant as of May 31, 1998, was as follows:

                                                               NUMBER OF
                   TITLE OF CLASS                           RECORD HOLDERS
----------------------------------------------------        --------------
$.01 Par Value Common Stock                                       40
Redeemable Common Stock Purchase Warrants                         30

(c)      Dividends

         The Registrant has never declared or paid a cash dividend on its common stock. The Registrant does not intend to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations

         Year Ended May 31, 1998 Compared to Year Ended May 31, 1997

         There were no operations during fiscal 1998 and 1997 and, consequently, no revenues or cost of revenues were recorded.

         General and administrative expenses were $ 146,010 in fiscal 1998 compared to $(1,685) in fiscal 1997. The change was primarily attributable to a credit, received in fiscal 1997 from NuVen Advisors, Inc. ("NuVen"), an affiliate and contracted advisor, in the approximate amount of $109,000, due to minimal services performed by NuVen. The Registrant did not receive a similar credit during fiscal 1998.

         Liquidity and Capital Resources.

         As of May 31, 1998 the Registrant had a working capital deficiency of $458,662, a decrease of $146,010 from May 31, 1997. The increase was attributable to the continued accrual of professional, consulting, and advisory services incurred but not paid during fiscal 1998.

         The Registrant had cash balances of approximately $0 and $12, at May 31, 1998 and 1997, respectively. The limited cash balances are a direct result of the Registrant having no operations during fiscal year 1998.

                                                         [VEI\10KSB\53198.10K]-4

         The Registrant's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Registrant's existence is dependent on continuing financial support from an affiliate which is estimated to be approximately $150,000 for the next fiscal year based upon current agreements and obligations the Company has at May 31, 1998. Furthermore, the Registrant may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Registrant's ability to continue as a going concern. As such, the Registrant's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         The  Registrant  has  no  commitments   for  capital   expenditures  or
         additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of May 31, 1998, the Registrant had no employees other than its President.

ITEM 7.           FINANCIAL STATEMENTS

         Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         The Reports of Kang, Yun & Jun with respect to the 1994, 1995, 1996 and 1997 fiscal years financial statements include an explanatory paragraph with respect to the substantial doubt existing about the ability of the Company to continue as a going concern due to its recurring net losses, negative cash flows from operating activities since its inception, limited liquid resources and negative working capital.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

(a)      Identification of Directors and Executive Officers.

         The following table furnishes the information concerning the directors and executive officers of the Registrant as of May 31, 1998. The directors of the Registrant are elected every year and serve until their successors are elected and qualify.


                                   Period Served as               Officer                  Period Served
        Name             Age           Director                   Position                  as Officer
------------------      ----    --------------------    -----------------------      --------------------

Fred G. Luke             51     6-17-93 to Present      President                    6-17-93 to Present
Jon L. Lawver            59     6-17-93 to Present      Secretary,                   6-17-93 to Present
                                                        Chief Financial Officer      6-17-93 to 4-24-96


                                                         [VEI\10KSB\53198.10K]-4

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

                                                         [VEI\10KSB\53198.10K]-4

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

ITEM 10.       EXECUTIVE COMPENSATION

(a)     Summary Compensation Table.

        The following summary compensation table sets forth in summary form the compensation received during each of the Registrant's last three completed fiscal years by the Registrant's President and four most highly compensated officers (the "Named Executive Officers"). There were no executive officers who were compensated in excess of $100,000 during fiscal year 1998.

                                                         [VEI\10KSB\53198.10K]-4


        Name and Principal             Fiscal            Salary               Other Annual               Options
             Position                   Year               ($)               Compensation($)          Granted (#)22)
            ----------                 ------             -----              ---------------          --------------

Fred G. Luke (1)                        1998             54,000                     -                       -
               -
 Chairman and President                 1997             54,000                     -                    750,000
 (6-93 to Present)                      1996             54,000                     -                       -


(1)     The dollar value of base salary (cash and non-cash).

(2) Except for stock option plans, the Registrant does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)     Stock Options

        There were no options granted during fiscal year 1998 to the Registrant's Named Executive Officers. The following table sets forth in summary form the aggregate options exercised during fiscal year 1998 and the May 31, 1998 value of unexercised options for The Registrant's Named Executive Officer.


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


(1) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co-Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

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

(c)     Long Term Incentive Plans.

        None.

                                                         [VEI\10KSB\53198.10K]-4

(d)     Compensation of Directors

                The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments. There was no compensation paid to any directors during fiscal year 1998.

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

                Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998. Due to the minimal services performed by NuVen in fiscal 1997, the Company received a credit of $109,909 against amounts owed to NuVen. Accordingly, the Company recorded a net credit of $95,333 during fiscal 1997. Also, the Company expensed $56,000 during fiscal year 1998, and had $80,889 due as of May 31, 1998.

              In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke but the Company expensed $54,000 during fiscal 1998 and 1997 and had $199,458 due to Mr. Luke as of May 31, 1998.

               In July 1996, the Company memorialized a prior verbal consulting agreement effective June 1, 1995 with Mr. Lawver, to hold the office of Secretary through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Lawver $1,000 per month. Effective January 1, and June 1,1997, the Consulting Agreement was renewed for fiscal years 1997 and 1998, respectively, for $1,000 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 1998. The Company expensed $12,000 and $12,000 during fiscal 1998 and 1997, respectively, and had $36,000 due to Mr. Lawver as of May 31, 1998.

         Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1998 or 1997. The Company expensed $12,000 and $12,000 during fiscal 1998 and 1997, respectively, and had $29,000 due to Mr. Dong as of May 31, 1998. Effective June 30, 1997, Mr. Dong resigned as Chief Financial Officer but has been retained as an accounting consultant on a monthly basis.

                                                         [VEI\10KSB\53198.10K]-4

(f)       Report on Repricing of Options

            During fiscal year 1998, the Registrant has not adjusted or amended the exercise price of stock options.

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


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest           Percent of Class(1)
---------------------------   ------------------------------------------   ------------------      -------------------

$.01 par value                New World Capital Markets, Ltd.
Common Stock                  Companies House                                      173,995             21.76%(1)
                              Tower Street
                              Ramsey, Isle of Man

                              John D.  Desbrow                                      60,000               7.5%(1)
                              Estelle Lane
                              Newport Beach, CA 92660

                              J.  L.  Lawver Corp                                   60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              Fred G.  Luke                                         60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              Fred Graves  Luke                                     60,000               7.5%(1)
                              4695 MacArthur Court, Suite 530
                              Newport Beach, CA 92660

                              Structure America, Inc.                               60,000               7.5%(1)
                              550 N. Jefferson
                              Loveland, CO 80537


                                                         [VEI\10KSB\53198.10K]-4


                                                                              Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest           Percent of Class(1)
--------------------------    --------------------------------------------    -----------------    -------------------

Redeemable Common             New World Capital Markets, Ltd.                      648,000             97.00%(2)
 Stock  Warrants              Companies House
                              Tower Street
                              Ramsey, Isle of Man

Combined $.01 par value       New World Capital Markets, Ltd.                      821,995             56.18%(3)
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


                                                                           Amount and Nature
                                       Name and Address                      of Beneficial
     Title of Class                   of Beneficial Owner                      Interest            Percent of Class(5)
------------------------- -----------------------------------------   -------------------------- ---------------------

$.01 par value            Fred G.  Luke                                          810,000(1)               52%
Common Stock              4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          NuVen Advisors, Inc.(2)                              350,000(3)                 39%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Jon L.  Lawver                                           60,000                 7.5%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Steven H. Dong                                      100,000(4)                  11%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

Redeemable Common         Fred G.  Luke                                                 0                  0%
Stock  Warrants           4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          Jon L.  Lawver                                                0                  0%
                          4695 MacArthur Court, Suite 530
                          Newport Beach, CA 92660

                          All Officers and Directories as a group               1,320,000                 78%


(1) As of the date of this Report, 60,000 shares are held by Mr. Luke, with 750,000 shares subject to stock options held.

                                                         [VEI\10KSB\53198.10K]-4

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

(5) Number of shares deemed outstanding includes 799,732 as of May 31, 1998, and any shares subject to stock options held by the person or entity.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions With Management and Affiliates.

         During fiscal 1998 there were no transactions with related parties that exceeded $60,000.

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
(c)       Exhibits:

Exhibit
Number   Description
-------  ----------------------------------------------------------------------

3 Articles of Incorporation and Bylaws [incorporated herein by reference to Exhibit 3.1 and 3.2 of Registrant's Registration Statement on Form S-18 (No. 33-23430-D)].

4(a) Warrant Agreement and form of Warrant Certificate [incorporated herein by reference to Exhibit 4.6 of Registrant's Registration Statement on Form S-18 (No. 33-23430-D)].

                                                         [VEI\10KSB\53198.10K]-4

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

                                                         [VEI\10KSB\53198.10K]-4

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

                                        VIRTUAL ENTERPRISES, INC.
                                        (formerly, The Toen Group, Inc.)
                                        (Registrant)



Date:     September 25, 1998            By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

Date:     September 25, 1998            By:  /s/  Jon L. Lawver
                                             ----------------------------------
                                                  Jon L. Lawver,
                                                  Secretary and Director

                                                         [VEI\10KSB\53198.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)

                          INDEX TO FINANCIAL STATEMENTS

Financial Statements, Fiscal Year 1998                                     Page

  Independent Auditors Report..............................................F-2

  Balance Sheet as of May 31, 1998.........................................F-3

  Statements of Operations for the years
   ended May 31, 1998 and 1997.............................................F-4

  Statements of Stockholders' Deficiency
   for the years Ended May 31, 1998 and 1997...............................F-5

  Statements of Cash Flows for the Years
   Ended May 31, 1998 and 1997 ............................................F-6

  Notes to Financial Statements............................................F-7

                                                         [VEI\10KSB\53198.10K]-4

                                  Kang,Yu &Jun
                           An Accountancy Corporation,
                   Member Firm of AICPA, SECPS, PCPS and CSCPA
                               9831 Belmont Street
                      Belmont Street, Bellflower, CA. 90706
                                  (310)251-2161

                      INDEPENDENT AUDITOR'S REPORT FYE 1998

Board of Directors and Stockholders
VIRTUAL ENTERPRISES, INC.
(formerly, The Toen Group, Inc.)
4695 MacArthur Court, Suite 530
Newport Beach, CA 92660

We have audited the accompanying balance sheet of Virtual Enterprises, Inc. as of May 31, 1998 and the related statements of income, retained earnings and cash flow for the years ended May 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Virtual Enterprises, Inc. as of May 31, 1998 and the results of its operations and cash flows for the years ended May 31, 1998 and 1997 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as going concern. As discussed in Note 1 to the financial statements, the Company has incurred net losses and possesses limited liquid resources and negative working capital as of May 31, 1998. Management's plans regarding those matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  KY&J CPA'S
----------------------------------
     KY&J CPA'S
     Bellflower, CA

September 25, 1998

                                                         [VEI\10KSB\53198.10K]-4


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                                  Balance Sheet
                                  May 31, 1998


Assets
  Cash                                                              $                    -
                                                                    -----------------------

  Total Current Assets                                                                    -
                                                                    -----------------------
           Total Assets                                             $                     -
                                                                    =======================
Liabilities and Stockholders' Equity
Current Liabilities:
  Accounts payable                                                  $            39,670
  Due to affiliates                                                             418,992
                                                                    -----------------------

  Total Current Liabilities                                                     458,662
Commitments and Contingencies                                                         -
Liabilities and Stockholders' Deficiency:
  Common stock, $.01 par value, 50,000,000 shares
     authorized; 799,372 shares issued and outstanding                            7,994
  Additional paid-in capital                                                    432,948
  Accumulated deficit                                                          (874,759)
  Treasury stock (98,795 Shares, at Cost)                                       (24,845)
                                                                    -----------------------
       Total Stockholders' Deficiency                                          (458,682)
       Total Liabilities and Stockholders'
          Deficiency                                                $                 -
                                                                    ======================


                                                         [VEI\10KSB\53198.10K]-4

    The accompanying notes are an integral part of these financial statements


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                            Statements of Operations
                           For the Years Ended May 31,

                                                          1998                           1997
                                                  --------------------------- ---------------------------

General and Administrative Expenses:
 Employment and Consulting Services                                  115,766                    (35,859)
  Legal and Accounting                                                30,244                     34,174
                                                  --------------------------- ---------------------------
          Total                                                      146,010                    (1,685)
                                                  --------------------------- ---------------------------
Income Tax Expense (Note 3)                                                       -                  -
                                                  -------------------------------------------------------
Operating income (loss)                                             (146,010)                     1,685
                                                  --------------------------- ---------------------------
Net Loss From Operations                                            (146,010)                     1,685
                                                  --------------------------- ---------------------------
Net Income (Loss)                                 $                 (146,010) $                   1,685
                                                  =========================== ===========================
Net Income (Loss) Per Share:
  Net Income (Loss) per Share                     $                    (.183) $                    .002
                                                  =========================== ===========================
  Weighted Average Number of Shares
    Outstanding                                                      799,372                     778,559
                                                  =========================== ============================


                                                         [VEI\10KSB\53198.10K]-4

    The accompanying notes are an integral part of these financial statements


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                     Statements of Stockholders' Deficiency
                    For The Years Ended May 31, 1998 and 1997

                               COMMON                                        ADDITIONAL                          TOTAL
                               SHARES          COMMON          TREASURY       PAID-IN       ACCUMULATED       STOCKHOLDERS'
                             OUTSTANDING        STOCK            STOCK        CAPITAL         DEFICIT          DEFICIENCY
                             --------------- --------- ------------------ ------------- ----------------- ------------------

Balances at May 31, 1996            799,372     7,994            (24,845)      432,948          (730,434)           (314,337)

Net Income                                                                                         1,685               1,685
                             --------------- --------- ------------------ ------------- ----------------- ------------------

Balances at June 1, 1997            799,372     7,994            (24,845)      432,948          (728,749)           (312,652)
Net Income                                                                                      (146,010)           (146,010)

Balances at May 31, 1998            799,372  $  7,994   $        (24,845)  $   432,948   $      (874,759)  $        (458,662)
                             =============== =========  ================== ============= ================= ===================


                                                        [VEI\10KSB\53198.10K]-4

    The accompanying notes are an integral part of these financial statements


                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                            Statements of Cash Flows
                           For the Years Ended May 31,

                                                                   1998                     1997
                                                         ------------------------ ------------------------

Operating Activities:
  Net income (loss)                                      $              (146,010) $                  1,685
Adjustments to Reconcile Net Loss to Net Cash
Provided (Used) by Operating Activities:
Changes in Assets and Liabilities:
Increase (Decrease) in Liabilities:
   Accounts payable                                                       11,612                    (4,394)
   Due to affiliates                                                     134,386                     2,670
                                                         ------------------------ -------------------------
Net cash provided (used) by operating activities                             (12)                      (39)
                                                         ------------------------ -------------------------
Increase (decrease) in cash and cash equivalents                             (12)                      (39)
Beginning Balance, Cash and Cash Equivalents                                   -                        51
                                                         ------------------------ -------------------------
Ending Balance, Cash and Cash Equivalents                $                     -  $                     12
                                                         ======================== =========================
Supplemental Disclosure of Cash Flow
Information:
   Cash payments for income taxes                        $                     -  $                      -
   Cash payments for interest                            $                     -  $                      -
                                                         ======================== =========================
Supplemental Disclosure of Non-Cash Investing
 and Financing Activities:
   Stock exchanged for trade debt                        $                     -  $                      -
                                                         ======================== =========================

                                                        [VEI\10KSB\53198.10K]-4

    The accompanying notes are an integral part of these financial statements

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998

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

                                                         [VEI\10KSB\53198.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998

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

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1997 financial statements have been reclassified, where appropriate, to conform with the financial statements presentation used in fiscal 1998.

Note 2.    Going Concern

The Company has incurred recurring net losses, a working capital deficiency, has limited liquid resources, and no current operations. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be provided by NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying financial statements have been presented under the assumption the Company would continue as a going Concern.

Note 3.    Federal Income Taxes

The Company accounts for income taxes using the liability method. The Company has net operating loss carryforwards as of May 31, 1998 of approximately $875,000, which expire at various times from 1999 through 2009, and are available to reduce future Federal taxable income, if any.

As a result of a change in ownership that occurred in fiscal year 1993, the Company's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 13 to 5 years for federal and state tax purposes, respectively.

                                                         [VEI\10KSB\53198.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998

The deferred tax benefit applicable to the net operating loss carryforwards has been offset by a 100% valuation reserve since it is more likely than not that the Company will not recognize any tax benefit from the net operating loss carryforwards.

Note 4.    Capital Stock

In September 1994 the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding warrants to purchase 668,000 shares of common stock. The warrants are exercisable at $5.00 per share and expired December 31, 1996, however, the Company may extend the expiration to a later date.

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

Effective February 1, 1995 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $5,000 a month for an annual total of $60,000 through January 31, 1998. Due to the minimal services performed by NuVen, the Company recorded a net credit of $95,333 during fiscal 1997. No similar credit was received in fiscal 1998. Also, the Company expensed $56,000 during fiscal 1998 and $13,764 during fiscal 1997.

                                                         [VEI\10KSB\53198.10K]-4

                            VIRTUAL ENTERPRISES, INC.
                        (formerly, The Toen Group, Inc.)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998

In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment
Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke but the Company expensed $54,000 during fiscal 1998 and 1997 and had $199,458 due to Mr. Luke as of May 31, 1998

In July 1996, the Company memorialized a prior verbal consulting agreement effective June 1, 1995 with Mr. Lawver, to hold the office of Secretary through December 31, 1996. Pursuant to the agreement the Company agreed to pay Mr. Lawver $1,000 per month. Effective January 1, and June 1, 1997, the Consulting Agreement was renewed for fiscal years 1997 and 1998, respectively, for $1,000 per month. No cash payments were made to Mr. Lawver by the Company during fiscal 1998. The Company expensed $12,000 and $12,000 during fiscal 1998 and 1997, respectively, and had $36,000 due to Mr. Lawver as of May 31, 1998.

         Effective April 24, 1996, the Company entered into a consulting agreement with Mr. Steven H. Dong, pursuant to which Mr. Dong is to perform accounting services and to hold the office of Chief Financial Officer through June 30, 1996. Pursuant to the agreement the Company agreed to pay Mr. Dong $5,000 in cash or in the Company's common stock and granted him an option to purchase 100,000 shares of the Company's common stock at an exercise price of $.10 per share. Effective July 1, 1996, the Consulting Agreement was renewed for fiscal year 1997 for an amount of $1,000 per month. No cash payments were made to Mr. Dong by the Company during fiscal 1998 and 1997. The Company expensed $12,000 and $12,000 during fiscal 1998 and 1997, respectively, and had $29,000 due to Mr. Dong as of May 31, 1998. Effective June 30, 1997, Mr. Dong resigned as Chief Financial Officer but has been retained as an accounting consultant on a monthly basis.

                                                         [VEI\10KSB\53198.10K]-4