Form 10QSB
period 1998-08-31
VIRTUAL ENTERPRISES INC
filed 1998-10-07
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

FOR QUARTER ENDED AUGUST 31, 1998             COMMISSION FILE NO.    33-23430-D

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

                                      92660
                                   (ZIP CODE)

                                 (949) 475-6755
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

                    YES              NO X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         AS OF SEPTEMBER 1, 1998, THERE WERE 799,372 SHARES OF THE REGISTRANT'S NO PAR VALUE COMMON STOCK ISSUED AND OUTSTANDING. THERE WERE ALSO OUTSTANDING WARRANTS TO PURCHASE UP TO 668,000 SHARES OF THE REGISTRANT'S COMMON STOCK. THERE HAS BEEN NO BID OR ASKED PRICES OF THE REGISTRANT'S COMMON STOCK QUOTED IN ANY MARKET SINCE SEPTEMBER 6, 1990.

                                                           [VEI\10Q\83198.QSB]-7

                            VIRTUAL ENTERPRISES INC.
                         (FORMERLY, THE TOEN GROUP INC.)
                                      INDEX

                                                                            PAGE

                                     PART I

ITEM 1.   FINANCIAL STATEMENTS

          BALANCE SHEET - AUGUST 31, 1998 (UNAUDITED) .....................1

          STATEMENTS OF OPERATIONS - THREE MONTHS ENDED
             AUGUST 31, 1998 AND 1997 (UNAUDITED)..........................2

          STATEMENTS OF CASH FLOWS - THREE MONTHS ENDED AUGUST 31, 1998
             (UNAUDITED) AND AUGUST 31, 1997 (UNAUDITED)...................3

          NOTES TO FINANCIAL STATEMENTS (UNAUDITED)........................4

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF

          FINANCIAL CONDITION AND RESULTS OF OPERATIONS....................6

                                     PART II

ITEM 1.   LEGAL PROCEEDINGS................................................7

ITEM 2.   CHANGES IN SECURITIES............................................7

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES..................................7

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............7

ITEM 5.   OTHER INFORMATION................................................7

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.................................7

                                        I

                                                           [VEI\10Q\83198.QSB]-7


                            VIRTUAL ENTERPRISES INC.
                         (FORMERLY, THE TOEN GROUP INC.)
                                  BALANCE SHEET
                        AS OF AUGUST 31, 1998 (UNAUDITED)

                                                                                         August 31,
                                                                                            1998
                                                                                         (UNAUDITED)
                                                                                 --------------------------

ASSETS
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                                                       $                       10
                                                                                 --------------------------
   TOTAL CURRENT ASSETS                                                                                  10
                                                                                 --------------------------
TOTAL ASSETS                                                                     $                       10
                                                                                 ==========================
CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                           $                   39,172
 DUE TO AFFILIATES                                                                                  449,457
                                                                                 --------------------------
   TOTAL CURRENT LIABILITIES                                                                        488,629
STOCKHOLDERS' DEFICIENCY:
 COMMON STOCK, $.01 PAR VALUE; 50,000,000 SHARES AUTHORIZED;
   799,372 SHARES ISSUED AND OUTSTANDING                                                              7,994
 ADDITIONAL PAID-IN CAPITAL                                                                         432,948
 ACCUMULATED DEFICIT                                                                               (904,716)
 TREASURY STOCK                                                                                     (24,845)
                                                                                 ---------------------------
    TOTAL STOCKHOLDERS' DEFICIENCY                                                                 (488,619)

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                    $                       10
                                                                                 ==========================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                                                           [VEI\10Q\83198.QSB]-7


                            VIRTUAL ENTERPRISES INC.
                         (FORMERLY, THE TOEN GROUP INC.)
                            STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                       AUGUST 31, 1998 AND 1997(UNAUDITED)

                                                                           FOR THE THREE MONTHS ENDED,
                                                                                    AUGUST 31,
                                                                 ------------------------------------------------
                                                                           1998                    1997
                                                                 ----------------------- ------------------------

                                                                        (UNAUDITED)             (UNAUDITED)
COSTS AND EXPENSES:
 GENERAL AND ADMINISTRATIVE                                      $                29,957 $                48,120
                                                                 ----------------------- ------------------------
     TOTALS                                                                       29,957                  48,120
                                                                 ----------------------- ------------------------
NET LOSS                                                         $               (29,957)$               (48,120)
                                                                 ======================= ========================
NET LOSS PER COMMON SHARE                                        $                  (.04)$                  (.06)
                                                                 ======================= ========================
WEIGHTED AVERAGE COMMON
 SHARES OUTSTANDING                                                              799,372                 799,372
                                                                 ======================= ========================

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                                                           [VEI\10Q\83198.QSB]-7


                            VIRTUAL ENTERPRISES INC.
                         (FORMERLY, THE TOEN GROUP INC.)
                            STATEMENTS OF CASH FLOWS
                           FOR THE THREE MONTHS ENDED
                      AUGUST 31, 1998 AND 1997 (UNAUDITED)

                                                                             THREE MONTHS ENDED AUGUST 31,
                                                                              1998                   1997
                                                                    ------------------------ --------------------

                                                                           (UNAUDITED)            (UNAUDITED)
OPERATING ACTIVITIES:
  NET INCOME (LOSS)                                                 $               (29,957) $            (48,120)
  ADJUSTMENTS TO RECONCILE NET INCOME (LOSS) TO NET
    CASH PROVIDED (USED) IN OPERATING ACTIVITIES:
      INCREASE (DECREASE) FROM CHANGES IN:
         ACCOUNTS PAYABLE AND ACCRUED EXPENSES                                        2,492                 1,926
         DUE TO AFFILIATE                                                            30,465                46,265
                                                                    ------------------------ --------------------
           NET CASH PROVIDED (USED) IN OPERATING ACTIVITIES                           3,000                    71
                                                                    ------------------------ --------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  3,000                    71

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       (2,990)                   12
                                                                    ------------------------ --------------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                            $                    10  $                 83
                                                                    ======================== ====================

SUPPLEMENTAL DISCLOSURE:
    CASH PAYMENTS FOR INCOME TAXES                                  $                     -  $                  -
    CASH PAYMENTS FOR INTEREST                                      $                     -  $                  -

              SEE ACCOMPANYING NOTES TO THESE FINANCIAL STATEMENTS

                                                           [VEI\10Q\83198.QSB]-7

                            VIRTUAL ENTERPRISES INC.
                         (FORMERLY, THE TOEN GROUP INC.)
                          NOTES TO FINANCIAL STATEMENTS
                                 AUGUST 31, 1998

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

BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The unaudited condensed financial statements include the condensed balance sheet as of August 31, 1998, and the related condensed statements of operations and cash flows of the Company for the three months ended August 31, 1998 and 1997. These unaudited condensed financial statements should be read in conjunction with the audited financial statements included in the Company's Form 10-KSB for its fiscal year ended May 31, 1998 ("Fiscal 98"). The results of operations for the three months ended August 31, 1998 are not necessarily indicative of the operating results for the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less as cash equivalents.

                                                           [VEI\10Q\83198.QSB]-7

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

                                                           [VEI\10Q\83198.QSB]-7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Going Concern

         The Company has incurred recurring net losses, a working capital deficiency and has limited liquid resources. Management's intent is to continue searching for additional sources of capital and new operating opportunities. In the interim, the Company will to continue operating with minimal overhead and key administrative functions will be provided by NuVen Advisors Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute financial support in order for the
         Company to exist for the next fiscal year. Accordingly, the accompanying financial statements have been presented under the assumption that the Company will continue as a going concern.

         Results of Operations

         Quarter Ended August 31, 1998 Compared to Quarter Ended August 31,1997

         There were no operations during the quarter ended August 31, 1998 and, consequently, no revenues or cost of revenues were recorded during the current quarter.

         General and administrative aggregated expenses were $29,957 in the current quarter compared to $48,120 in the comparable period last year. The decrease is primarily attributable to a decrease in services provided by professional consultants and other advisors.

         Liquidity and Capital Resources

         As of August 31, 1998 the Company had a working capital deficit of $488,619, an increase of $30,257 from May 31, 1998. The increase in working capital deficiency was primarily attributable to the accrual of professional, consulting and advisory fees during the quarter that were incurred but not paid.

         The Company had cash balances of approximately $10 and $83 at August 31, 1998 and 1997, respectively. The limited cash balances are a direct result of the Company having no operations during the respective quarters.

         The Company's plan is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company's existence is dependent on continuing financial support from NuVen for the next fiscal year. Furthermore, the Company may have to utilize its common stock for future financial support to finance its needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern. As such, the Company's independent accountants have modified their report for the Company's latest fiscal year ended May 31, 1998 to include an explanatory paragraph with respect to the uncertainty.

         The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

         Additionally, as of August 31, 1998, the Company had no operations or employees other than its President.

                                                           [VEI\10Q\83198.QSB]-7

PART II:          OTHER INFORMATION

Item 1.    Legal Proceedings

                  The Company knows of no significant changes in the status of any legal proceedings against the Company as described in Form 10-KSB for the Company's fiscal year ended May 31, 1998.

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

                                                           [VEI\10Q\83198.QSB]-7

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VIRTUAL ENTERPRISES INC.
                                        (Formerly, The Toen Group Inc.)
                                        (Registrant)

Date:    October 2, 1998                By:  /s/  Fred G. Luke
         ---------------------------         ----------------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

                                                           [VEI\10Q\83198.QSB]-7