Form 10QSB
period 1998-11-30
VIRTUAL ENTERPRISES INC
filed 1998-12-08
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1998            Commission File No.    33-23430-D

                            VIRTUAL ENTERPRISES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1091271
                     (I.R.S. Employer Identification Number)

            4695 MacArthur Ct., Suite 530, Newport Beach, California
                    (Address of principal executive offices)

                                      92660
                                   (Zip Code)

                                 (949) 475-6755
              (Registrant's telephone number, including area code)

                 (Former Address, if changed since last report)

                 (Former Zip Code, if changed since last report)

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

                                    Yes No X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         As of November 30, 1998, there were 799,372 shares of the Registrant's no par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,000 shares of the Registrant's common stock. There has been no bid or asked prices of the Registrant's common stock quoted in any market since September 6, 1990.

                                                          [VEI\10Q\113098.QSB]-6

                            VIRTUAL ENTERPRISES, INC.
                                      INDEX

                                                                            Page

                                     PART I

Item 1.   Financial Statements

          Balance Sheets - November 30, 1998 ..............................1

          Statements of Operations - Three and Six Months Ended
             November 30, 1998 and 1997....................................2

          Statements of Cash Flows - Six Months Ended
             November 30, 1998 and 1997....................................3

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

Item 3.   Defaults Upon Senior Securities..................................8

Item 4.   Submission of Matters to a Vote of Security Holders..............8

Item 5.   Other Information................................................8

Item 6.   Exhibits and Reports on Form 8-K.................................8


                                                         I

                                                          [VEI\10Q\113098.QSB]-6


                            VIRTUAL ENTERPRISES, INC.
                             Condensed Balance Sheet
                       As of November 30, 1998 (Unaudited)

                                                                                 November 30,
                                                                                     1998
                                                                                 (Unaudited)
                                                                             -------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                   $                10
   Total Current Assets                                                                       10
TOTAL ASSETS                                                                 $                10
Current Liabilities:
 Accounts payable and accrued expenses                                       $            44,242
 Due to affiliates                                                                       476,922
   Total Current Liabilities                                                             521,164
Stockholders' Deficiency:
 Common stock - $.01 par value; 50,000,000 shares authorized;
 799,372 shares issued and outstanding                                                     7,994
 Additional paid-in capital                                                              432,948
 Accumulated deficit                                                                    (937,251)
 Treasury stock (98,795 Shares, at Cost)                                                 (24,845)
    Total Stockholders' Deficiency                                                      (521,154)

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                $                10


              See accompanying notes to these financial statements

                                                          [VEI\10Q\113098.QSB]-6


                            VIRTUAL ENTERPRISES, INC.
                       Condensed Statements of Operations
                       For the Three and Six Months Ended
                      November 30, 1998 and 1997(Unaudited)

                                                    For the Three Months Ended             For the Six Months Ended,
                                                           November 30,                           November 30,
                                                      1998               1997                1998              1997
                                                   (Unaudited)        (Unaudited)         (Unaudited)       (Unaudited)
                                              ------------------- -----------------   ----------------- -------------------

Costs and expenses:
 General and administrative                   $            32,535 $          31,261   $          62,492 $           79,381
     Totals                                                32,535            31,261              62,492             79,381
Net loss                                      $           (32,535)$         (31,261)  $         (62,492)$          (79,381)
Net loss per common share                     $              (.04)$            (.04)  $            (.08)$             (.10)
Weighted average common
 shares outstanding                                       799,372           799,372             799,372            799,372


              See accompanying notes to these financial statements

                                                          [VEI\10Q\113098.QSB]-6


                            VIRTUAL ENTERPRISES, INC.
                       Condensed Statements of Cash Flows
         For the Six Months Ended November 30, 1998 and 1997 (Unaudited)

                                                                             Six Months Ended November 30,
                                                                              1998                   1997
                                                                           (Unaudited)            (Unaudited)
                                                                    ------------------------ ---------------------

Operating activities:
  Net income (loss)                                                 $               (62,492) $           (175,300)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
         Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                        4,572                 3,832
         Due to affiliate                                                            57,930                75,551
           Net cash provided (used) in operating activities                              10                     2


Net increase (decrease) in cash and cash equivalents                                     10                     2

Cash and cash equivalents, beginning of period                                            -                    12

Cash and cash equivalents, end of period                            $                    10  $                 14

Supplemental Disclosure:
 Cash payments for income taxes                                     $                     -  $                  -
 Cash payments for interest                                         $                     -  $                  -


              See accompanying notes to these financial statements

                                                          [VEI\10Q\113098.QSB]-6

                            VIRTUAL ENTERPRISES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                November 30, 1998

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

Basis Of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all normal adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. The financial statements include the balance sheet and statements of operations and cash flows of the Company as of November 30, 1998 and for the six months then ended. It is suggested that these unaudited condensed financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company's Form 10KSB for the year ended May 31, 1998. The results of operations for the periods ended November 30, 1998 and 1997 are not necessarily indicative of the operating results for the full year.

Reclassification of Prior Year Amounts

To enhance comparability, the fiscal 1998 financial statements have been reclassified, where appropriate, to conform with the financial statements presentation used in fiscal 1999.

                                                          [VEI\10Q\113098.QSB]-6

Note 2.    Going Concern

The Company has experienced recurring net losses, has limited liquid resources and negative working capital. Management's intent is to keep searching for additional sources of capital and new operating opportunities. In the interim, the Company will keep operating with minimal overhead and key administrative functions will be primarily provided by NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company would continue as a going concern.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Going Concern

         The Company has experienced recurring net losses, has limited liquid resources, and negative working capital. Management's intent is to continue searching for additional sources of capital and the Company intends to continue operating with minimal overhead and key administrative functions provided by advisors and consultants who are compensated in the form of the Company's common stock. It is estimated, based upon its historical operating expenses and current obligations, that the Company may need to utilize its common stock for future financial support to finance its needs during fiscal 1999. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company will continue as a going concern.

         Results of Operations

         Quarter Ended November 30, 1998 Compared to Quarter Ended November 30, 1997

         There were no operations during the quarter ended November 30, 1998 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses were $32,535 in the current quarter compared to $31,261 in the comparable period last year. The change is attributable to continued services provided by professional consultants and advisors.

         Six Months Ended November 30, 1998 Compared to Six Months Ended November 30, 1997

         There were no operations during the period ended November 30, 1998 and as such, there were no revenues or cost of revenues recorded during the current six month period.

         General and administrative expenses was $62,492 in the current six month period compared to $79,381 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors.

                                                          [VEI\10Q\113098.QSB]-6

         Liquidity and Capital Resources

         As of November 30, 1998 the Company had a working capital deficit of $521,154, an increase of $62,492 from May 31, 1997. The change was attributable to the accrual of professional, consulting and advisory fees during the quarter that were incurred but not paid.

         The Company had cash balances of approximately $10 and $14 at November 30, 1998 and 1997, respectively. The limited cash balances are a direct result of the Company having no operations during the periods.

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

         Additionally, as of November 30, 1998, the Company had no operations or employees other than its President.


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

                                                          [VEI\10Q\113098.QSB]-6

Item 5.    Other Information

                  None

Item 6.    Exhibits And Reports On Form 8-K

                  (a)  Exhibits:

                       Exhibit Number             Description of Exhibit

                       27                         Financial Data Schedule

                  (b)  Reports on Form 8-K:

                       None

                                                          [VEI\10Q\113098.QSB]-6

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

                                        VIRTUAL ENTERPRISES INC.
                                        (Formerly, The Toen Group Inc.)
                                        (Registrant)

Date:     December 7, 1998              By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                   and President

                                                          [VEI\10Q\113098.QSB]-6