Form 10QSB
period 1999-02-28
VIRTUAL ENTERPRISES INC
filed 1999-04-30
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended February 28, 1999            Commission File No.    33-23430-D

                            VIRTUAL ENTERPRISES INC.
             (Exact name of registrant as specified in its charter)

                                     Nevada
         (State or other jurisdiction of incorporation or organization)

                                   84-1091271
                     (I.R.S. Employer Identification Number)


                  4001 S. Decatur 37, Suite 130, Las Vegas, NV
                    (Address of principal executive offices)

                                   89103-5800
                                   (Zip Code)

                                 (702) 892-3742
              (Registrant's telephone number, including area code)

               4695  MacArthur  Court,  Suite  530,  Newport  Beach,  CA
                 (Former Address, if changed since last report)

                                      92660
                 (Former Zip Code, if changed since last report)

                                 (714) 475-6755
             (Former telephone number, if changed since last report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes X          No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     As of February 28, 1999, there were 5,069,372 shares of the Registrant's $.01par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock issued in September 6, 1990 and expiring December 31, 1999. Through April 1, 1999 there were no bid or asked prices of the Registrant's common stock quoted in any market. Beginning February 15, 1999 the Registrant's shares of common stock resumed trading and, at April 26, 1999 the market value of the voting stock held by non affiliates, computed by reference to the closing bid price on such date, was approximately $201,937.

                                                           [VEI\10Q\22899.QSB]-5

                            VIRTUAL ENTERPRISES INC.
                                      INDEX

                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Balance Sheets - February 28, 1999 ..............................1

          Statements of Operations - Three and Nine Months Ended
             February 28, 1999 and 1998....................................2

          Statements of Cash Flows - Nine Months Ended
             February 28, 1999 and 1998....................................3

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

Item 3.   Defaults Upon Senior Securities..................................9

Item 4.   Submission of Matters to a Vote of Security Holders..............9

Item 5.   Other Information................................................9

Item 6.   Exhibits and Reports on Form 8-K.................................9

                                        I

                                                           [VEI\10Q\22899.QSB]-5


                           VIRTUAL ENTERPRISES INC.
                                  Balance Sheet
                       As of February 28, 1999 (Unaudited)

                                                                                     February 28,
                                                                                         1999
                                                                                      (Unaudited)
                                                                                ----------------------

ASSETS
Current Assets:
 Cash and cash equivalents                                                      $                    1
   Total Current Assets                                                                              1
TOTAL ASSETS                                                                    $                    1
Current Liabilities:
 Accounts payable and accrued expenses                                          $               45,382
 Due to affiliates                                                                              25,821
   Total Current Liabilities                                                                    71,203
Stockholders' Deficiency:
 Common stock - $.01 par value; 50,000,000 shares authorized;
 5,069,372 shares issued and outstanding                                                        50,694
 Additional paid-in capital                                                                    867,170
 Accumulated deficit                                                                          (964,221)
 Treasury stock (98,795 Shares, at Cost)                                                       (24,845)
    Total Stockholders' Deficiency                                                             (71,202)

TOTAL LIABILITIES AND STOCKHOLDERS'
   DEFICIENCY                                                                   $                    1


              See accompanying notes to these financial statements

                                                           [VEI\10Q\22899.QSB]-5


                            VIRTUAL ENTERPRISES INC.
                            Statements of Operations
                       For the Three and Nine Months Ended
                      February 28, 1999 and 1998(Unaudited)

                                                          For the Three Months Ended              For the Nine Months Ended,
                                                                 February 28,                            February 28,
                                                            1999               1998                   1999            1998
                                                         (Unaudited)        (Unaudited)         (Unaudited)        (Unaudited)
                                                    -------------------    ---------------     ----------------    ---------------

Costs and expenses:
 General and administrative                         $    26,535            $  30,282           $   89,463          $ 109,664
     Totals                                              26,535               30,282               89,463            109,664
Net income (loss)                                       (26,535)           $ (30,282)          $  (89,463)         $(109,664)
Net income (loss) per common share                  $     (.005)$               (.04)          $     (.02)         $    (.14)
Weighted average common
 shares outstanding                                   5,069,372              799,372             5,069,372           799,372


              See accompanying notes to these financial statements

                                                           [VEI\10Q\22899.QSB]-5


                            VIRTUAL ENTERPRISES INC.
                            Statements of Cash Flows
        For the Nine Months Ended February 28, 1999 and 1998 (Unaudited)

                                                                            Nine Months Ended February 28,
                                                                              1999                   1998
                                                                           (Unaudited)            (Unaudited)
                                                                    -----------------------  ---------------------

Operating activities:
  Net income (loss)                                                 $              (89,463)  $           (109,664)
  Adjustments to reconcile net income (loss) to net
    cash provided (used) in operating activities:
      Increase (decrease) from changes in:
         Accounts payable and accrued expenses                                      45,380                  5,980
         Due to affiliate                                                           44,070                103,686
           Net cash provided (used) in operating activities                            (13)                     2

Net increase (decrease) in cash and cash equivalents                                   (13)                     2

Cash and cash equivalents, beginning of period                                          14                     12

Cash and cash equivalents, end of period                            $                    1   $                 14

Supplemental Disclosure:
   Cash payments for income taxes                                   $                    -                      0
   Cash payments for interest                                       $                    -                      0


              See accompanying notes to these financial statements

                                                           [VEI\10Q\22899.QSB]-5

                            VIRTUAL ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1999

Note 1.       Summary of Significant Accounting Policies

Business and Organization

Virtual Enterprises Inc., formerly The Toen Group Inc. (the "Company") was incorporated in June, 1989 as a Colorado corporation and was reincorporated in Nevada in September 1994. The Company was primarily engaged in the acquisition, maintenance and operation of television stations through its Sunbelt Media Group ("Sunbelt") division, in various states through 1992.

In August 1992, the Company sold Sunbelt and related television stations to its then majority stockholder.

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

Since August 1992 the Company has had no operations  and management is presently
seeking  a  merger  and/or   acquisition  in  the  Internet  or   communications
industries.

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

                                                           [VEI\10Q\22899.QSB]-5

                            VIRTUAL ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                February 28, 1999

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

Note 2.    Going Concern

The Company has experienced recurring net losses, has limited liquid resources, negative working capital and its primary operating subsidiary was liquidated during its fiscal year ended May 31, 1993. Management has continued to search for additional sources of capital and new operating opportunities. In the interim, the Company has been operating with minimal overhead and key administrative functions provided by the Company's President and NuVen Advisors, Inc., an affiliate ("NuVen"). It is estimated that NuVen will have to contribute future financial support for the Company to exist for the next fiscal year. Accordingly, the accompanying consolidated financial statements have been presented under the assumption the Company would continue as a Going Concern.

Note 3.     Federal Incomes Taxes

The Company accounts for income taxes using the liability method. The Company has net operating loss carryforwards as of May 31, 1998 of approximately $729,000, which expire at various times from 1999 through 2009, and are available to reduce future Federal taxable income, if any.

As a result of a change in ownership that occurred at the end of fiscal 1993, the Company's use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire. Deferred tax assets have been computed using the maximum expiration terms of 13 to 5 years for federal and state tax purposes, respectively.

The deferred tax benefit applicable to the net operating loss carryforwards has been offset by a 100% valuation reserve since it is more likely than not that the Company will not recognize any tax benefit from the net operating loss carryforwards.

                                                           [VEI\10Q\22899.QSB]-5

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

         Results of Operations

         Quarter Ended February 28, 1999 Compared to Quarter Ended February 28, 1998

         There were no operations during the quarter ended February 28, 1999 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses was $26,535 in the current quarter compared to $30,282 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors offset by a credit received by a consultant due to minimal services provided.

         Results of Operations

         Nine Months Ended February 28, 1999 Compared to Nine Months Ended February 28, 1998

         There were no operations during the period ended February 28, 1999 and as such, there were no revenues or cost of revenues recorded during the current quarter.

         General and administrative expenses were $89,463 in the current period compared to $109,664 in the comparable period last year. The change is attributable to continued services provided by professional consultants and other advisors offset by a credit received by a consultant due to minimal services provided.

                                                           [VEI\10Q\22899.QSB]-5

         Liquidity and Capital Resources

         As of February 28, 1999 the Company had a working capital deficit of $71,202 a decrease of $351,115 from May 31, 1998. The change was attributable to the accrual of professional, consulting and advisory fees during the third quarter that were paid in the Company's common stock.

         The Company had cash balances of approximately $1 and $ 14 at February 28, 1999 and 1998, respectively. The limited cash balances are a direct result of the Company having no operations during the quarters.

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

         Additionally, as of February 28, 1999, the Company had no operations or employees other than its President.

                                                           [VEI\10Q\22899.QSB]-5

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

                                                           [VEI\10Q\22899.QSB]-5

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        VIRTUAL ENTERPRISES INC.
                                        (Registrant)



Date:    April 26, 1999                 By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  President and Principal
                                                  Accounting Person

                                                           [VEI\10Q\22899.QSB]-5