Form 10KSB
period 1999-05-31
VIRTUAL ENTERPRISES INC
filed 1999-08-30
CIK 837295

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                                  ------------

                                   FORM 10-KSB
                Annual Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                                  ------------

For the Fiscal Year Ended May 31, 1999      Commission file number   33-23430-D


                           VIRTUAL ENTERPRISES, INC.,
                        (formerly, The Toen Group, Inc.)
             (Exact name of registrant as specified in its charter)

                                     Nevada
                 (State of other jurisdiction of incorporation
                                or organization)

                                   84-1091272
                      (I.R.S. Employer Identification No.)

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

         Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB
or any amendment to this Form 10-KSB.                            [X]

         Issuer's revenues for most recent fiscal year: $382,798.

         State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of July 31, 1999, $3,037,647.

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of July 31, 1999, there were 15,919,372 shares of common stock outstanding.

                                       Documents Incorporated by Reference: None

                                                         [VEI\10KSB\53199.10K]-3

                                TABLE OF CONTENTS

                                                                            Page

                                     PART I

Item 1.   Business ........................................................1

Item 2.   Properties.......................................................3

Item 3.   Legal Proceedings................................................3

Item 4.   Submission of Matters to a Vote of Security Holders..............3

                                     PART II

Item 5.   Market for Company's Common Equity and Related Stockholder
           matters ........................................................4

Item 6.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations ......................................5

Item 7.   Financial Statements.............................................6

Item 8.   Change in and Disagreements With Accountants.....................7

                                    PART III

Item 9.   Directors and Executive Officers.................................7

Item 10.  Executive Compensation...........................................9

Item 11.  Security Ownership of Certain Beneficial Owners and Management...11

Item 12.  Certain Relationships and Related Transactions...................13

                                     PART IV

Item 13.  Exhibits and Reports on Form 8-K.................................13


          Index to Consolidated Financial Statements and Schedules.........F-1

                                                         [VEI\10KSB\53199.10K]-3

                                     PART I

ITEM 1.           BUSINESS

History

         Virtual Enterprises, Inc., (formerly, The Toen Group, Inc.) (the "Company") was incorporated in the State of Colorado on June 10, 1988 for the purpose of searching for, evaluating and acquiring an interest in one or more business opportunities. On December 3, 1989, the Company completed a public offering of its stock pursuant to a Registration Statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC"). The Company, through an underwriter, sold a total of 50,000,000 shares of the its no par value common stock and redeemable common stock purchase warrants ("Warrants") which entitle the holders to purchase 162,000,000 additional shares of common stock at a later date.

         On March 9, 1990, the Company completed an agreement to exchange its common stock for all of the issued and outstanding capital stock of Sunbelt Media Group Inc. ("Sunbelt"). Pursuant to the terms of the agreement with the shareholders of Sunbelt, the Company issued 278,400,000 shares of its common stock in exchange for all the outstanding shares of common stock of Sunbelt following which Sunbelt became a wholly-owned subsidiary of the Company. From March 1990 to October 1992 Sunbelt owned, operated, and provided programming to low power television stations and related businesses. The Company discontinued the Sunbelt business in October 1992 and sold all the assets associated with the operation of Sunbelt to William J. Kitchen ("Kitchen") in consideration of 1) Kitchen's forgiveness of notes and other obligations owed to Kitchen by the Company; and 2) Kitchen's assumption of miscellaneous debts of Sunbelt. Pursuant to the sale, Kitchen also re-conveyed back to the Company 98,795,000 shares of the its common stock for cancellation. Since October 1992 the Company has not had any revenues or operations.

         On August 31, 1992 Jeffrey Paul Stroud ("Stroud") acquired 173,995,000 shares of the Company's common stock, representing 51% of the then issued and outstanding shares, from Kitchen. Stroud also acquired the Warrants from Kitchen. In March 1993 Stroud sold the 173,995,000 shares of the Company's common stock and the Warrants.

         In September 1994, the Company's shareholders voted to effect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding Warrants to purchase 668,000 shares of common stock, at $5.00 per share.

         Effective October 8, 1996, the Company's Articles of Incorporation were amended to change the name of the Company from The Toen Group, Inc. to Virtual Enterprises, Inc.

         On May 5, 1999, the Company entered into an Asset Purchase Agreement and Plan Of Reorganization (the "Agreement") with Metroplex Web Inc., a Texas corporation ("Metroplex") whereby the Company acquired certain assets, property, business interests and intellectual rights owned by Metroplex for securities consisting of Ten Million (10,000,000) shares of the Company's $.01 par value common stock, causing Metroplex shareholders to have voting control and become

                                                         [VEI\10KSB\53199.10K]-3
the principal stockholders of the Company. As a result of the change in control of the Company, generally accepted accounting principles required the acquisition to be accounted for as a recapitalization of Metroplex. Accordingly, the consolidated financial statements reflect the historical assets, liabilities and operations of Metroplex for the periods presented. In June 1998, Metroplex acquired Intellesell, Inc. ("Intellesell"). Intellesell operated in the web development and web hosting business.

         The Company's day-to-day business affairs are handled by the Company President and management of Metroplex. As of the filing date of this Report the Company had 32 employees. Current management is pursuing additional business opportunities, but no assurance can be given that the Company will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

         As used herein, the term "Company" refers to Virtual Enterprises, Inc., (formerly The Toen Group Inc.), MetroplexWeb, Inc., a wholly owned Nevada corporation ("MWI") and successor in interest to the assets of Metroplex and Intercon, Inc., a wholly owned Nevada Corporation ("Intercon"). The Company currently maintains its executive offices at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660, and its telephone number is (949) 475-6755.

         At the date of acquisition of its assets, Metroplex was a provider on the Internet of local city guides, local advertising and innovative edge e-commerce applications. The Company intends to integrate its local Metroplex city guides with distribution capabilities to offer web site design, hosting, e-commerce merchandise, electronic coupons and other transactions to a broader audience of consumers, both domestically and internationally.

         The Metroplex city guides provide up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. The Company owns and operates the city guides on the Internet thru it website - www.metroplexweb.com - through numerous direct links from banners and event profiles.

         Each local Metroplex city guide primarily consists of original content developed and designed specifically for the Web by the Company. The service is typically organized by categories, such as arts and entertainment, restaurants and bars, community, shops and services, sports and outdoors, hotels and tourism, local news and professional services. Within most of the Metroplex city guides, consumers can search neighborhood-shopping areas, obtain maps, contact community organizations and vendors by e-mail, and shop business inventories with a click of the mouse. The Company creates original and locally focused content that can be accessed using targeted, sophisticated searches across all content residing on a Metroplex City site. In contrast, many search engines and navigational guides access pre-existing content from third-party Web sites that may be incomplete or out of date. In its owned and operated markets, the Company offers a broad array of updated, local content that is relevant to consumers.

         The Company also designs and produces custom-built Web-sites and performs related services for local and regional businesses, aggregates them in a local city guide environment and provides these businesses with the ability to regularly update and expand their sites. The typical site offers local and regional businesses the opportunity to reach and interact with targeted consumers. The Company builds its city guides with the involvement of local government, community and volunteer associations, business and professional groups, educational institutions and local media companies. In addition, content generated by consumers through e-mail enhances the sense of community in the Metroplex City sites.

                                                         [VEI\10KSB\53199.10K]-3

Operating Strategy

         The Company's business strategy is to develop and operate Internet related web-hosting, website design and marketing, and Internet telephony services through MWI, Intercon or other majority-owned or wholly-owned subsidiaries.

         The Company's strategy also includes the investment in other Internet companies, either directly or by the Company's subsidiaries, both domestic and internationally.

         The Company is currently in the process of seeking the acquisition of, or merger with, additional business entities in the internet related or telecommunications fields.

Recent Developments

         Consistent with its operating strategy, on July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser.Net ("Anyuser") of Seoul, Korea, whereby the Company intends to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. Anyuser has developed proprietary Internet and data/video/voice switching software for one touch video communicating over the Internet. Under the agreement, Anyuser will provide hardware and market video Internet services in the Asian market and the Company will obtain exclusive licensing for Anyuser's products including the exclusive right to market the Web Video Phone and services in the North and South American marketplace. Anyuser will license and market the Company's products in the Asian market, including the Metroplex city guides, web design, web hosting and e-commerce products. Royalty payments will be made by the parties for licensed products.


ITEM 2.           PROPERTIES

         The Company's principal executive offices are located in shared leased premises of approximately 2,000 square feet in Newport Beach, California. These premises are provided to the Company under an Advisory and Management Agreement with NuVen Advisors, Inc. ("NuVen"), an affiliate.

The Company conducts substantially all of its operations in a leased premise approximating 6,000 square feet in Addison, Texas.


ITEM 3.            LEGAL PROCEEDINGS

         None

ITEM 4.            SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                                         [VEI\10KSB\53199.10K]-3

                                     PART II

ITEM 5.           MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

(a)      Market Information

         Following the completion of the public offering on November 30, 1989 and until September 6, 1990, the Company's common stock was traded on the over-the-counter market until trading ceased on September 6, 1990. On April 26, 1999, trading resumed and quotes were maintained on the bulletin board by the National Association of Securities Dealers, Inc.

         At July 31, 1999, the Company's outstanding securities consisted of 15,919,372 shares of $.01 par value common stock and 668,014 redeemable common stock purchase warrants.

         The expiration of the Warrants has been extended to December 31, 2000. Each Warrant currently entitles the holder to purchase at a price of $5.00, one share of the Company's common stock and holders of the Warrants have no voting, preemptive, liquidation, dividend or other rights. The Warrants became subject to redemption by the Company on September 15, 1989 for $.00001 per Warrant, upon 30 days written notice to the warrantholders. The Warrants are redeemable only in the event of a current effective registration statement.

          The following table sets forth the range of the high and low sales reported for the common stock since trading resumed on May 5, 1999:

                                   High      Low
                                   ----      ---

Quarter ended May 31, 1999         3.00      .14

         The above prices were obtained from the Financial Web. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On May 31, 1999 and currently, there are broker-dealers publishing quotes for the common stock.

(b)      Holders

         The approximate number of holders of record of each class of equity securities of the Company as of July 31, 1999, was as follows:

NUMBER OF
TITLE OF CLASS                     RECORD HOLDERS
---------------------------        --------------
$.01 Par Value Common Stock             38
Warrants                                29

                                                         [VEI\10KSB\53199.10K]-3

(c)      Dividends

         The Company has never declared or paid a cash dividend on its common stock. The Company does not intend to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Overview

         The consolidated financial statements presented herein reflect the acquisition of Metroplex on May 5, 1999. As the acquisition resulted in a change of control of the Company, generally accepted accounting principles required that the transaction be accounted for as a recapitalization of Metroplex. The accompanying consolidated financial statements reflect the historical operations of Metroplex for the two years in the period ended May 31, 1999. The accompanying consolidated financial statements include the operations of the Company from May 5, 1999, the date of the reverse acquisition. On June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts internet web pages. The accompanying consolidated financial statements include the operations of Intelesell from July 1, 1998. Therefore, the results of operations presented are substantially those of Metroplex for the years ended May 31, 1999 and 1998.

         Results of Operations

         Year Ended May 31, 1999 Compared to Year Ended May 31, 1998

         Revenues for the year ended May 31, 1999, were $383,000 versus $247,000 in 1998, a 54.7% increase over the prior year. Revenues increased as the Company continued to expand its operations, as well as fiscal 1999 included the operations of Intellesell for only eleven months. The Company's revenues from web development were $326,000 for the current year versus $218,000 in 1998. The Company's revenues from hosting fees were $57,000 for the current year versus $29,000 in 1998. The Company recognizes hosting fee revenues over the term of the contract, usually one year. This increase can be attributed to the customers obtained from InteleSell and the Company's emphasis on expanding its operations during the current year.

         Expenses were $1,841,000 in fiscal 1999 compared to $734,000 in fiscal 1998, an increase of 151%. The increase was primarily attributable to an increase in marketing and sales efforts resulting from a full year of city mall operation, as well as expansion into additional cities. Increased sales efforts required additional production and support staff for web page design and support. Included in the current year expenses is $236,000 for the value of stock issued to certain officers and employees of Metroplex for services rendered.

         Liquidity and Capital Resources.

         As of May 31, 1999, the Company had a working capital deficiency of $387,000, a decrease of $290,000 from May 31, 1998. The decrease was attributable to the continued accrual of professional, consulting, and advisory services incurred but not paid during fiscal 1998.

                                                         [VEI\10KSB\53199.10K]-3

         The Company had no cash balances at May 31, 1999. The limited available cash balances are a direct result of the Company having negative capital resources and losses from operations during both fiscal year 1999 and 1998. On June 6, 1999, the Company issued 8% notes payable totaling $250,000, due and payable June 6, 2000. As an inducement to obtain the financing, the Company issued 200,000 shares of its common stock. Management estimates the value of such shares at $200,000 which will be amortized to interest costs over the next 12 months.

         The Company's plan is to seek additional sources of capital and new operating opportunities. Management believes that $1 to $3 million is needed to fund sale, marketing, and product development. In addition, the Company is seeking the funds necessary to acquire the interest in Anyuser and other opportunities. In the interim, the Company's existence is dependent on continuing financial support from an affiliate. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs. There are no assurances that the Company will be successful in completing an offering sufficient to meet its operating needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern unless substantial funds can be raised through debt or equity capital. As such, the Company's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

         The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Impact of Year 2000

         The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. If any of the Company's computer programs that had time-sensitive software were to recognize a date using "00" as the year 1900 rather than the year 2000, it could result in a system failure or miscalculations causing disruption of normal business activities.

         Based on a recent and ongoing assessment, the Company has determined that all of its operating software and systems are year 2000 compliant. It has further determined that it will not be required to modify the software or replace portions of the software that has been sold to customers so that customers' computer systems will function properly with respect to dates in the year 2000 and thereafter.

         The Company has initiated communications with its significant suppliers and major customers and determined that it will not experience any significant operational problems from any third party's failure to remedy their own Year 2000 issues.

         The costs of the project to become year 2000 compliant have not been material to the Company.


ITEM 7.           FINANCIAL STATEMENTS

         Financial Statements are referred to in Item 13(a), listed in the Index to Financial Statements and filed and included elsewhere herein as a part of this Annual Report on Form 10-KSB.

                                                         [VEI\10KSB\53199.10K]-3

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

         As previously reported, on May 15, 1999, the auditing practice of Kang, Yu & Jun, CPA's, resigned as the Company's independent accountant. Kang, Yu & Jun previously issued an unqualified report dated September 25, 1998, for the fiscal years ended May 31, 1998 and 1997 assuming the Company will continue as a going concern, which did not contain any adverse opinion or disclaimer of opinion, or any qualification as to uncertainty, audit scope or accounting principles. Due to the acquisition of Metroplex, the Company reports under a new basis of accounting which consists of the historical assets, liabilities and operations of Metroplex for the periods presented. Accordingly, the independent auditors report for 1998 of Kang, Yu & Jun is not included. There were no disagreements with Kang, Yu & Jun on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure during the period from March 31, 1995 to the date of their resignation.

         On June 29, 1999, the auditing practice of McKennon Wilson & Morgan, LLP was engaged to perform the audits of the Company for the years ended May 31, 1999 and 1998 in connection with the new basis of accounting.

         The decision to change principal independent accountants was made by the Company's Board of Directors.

                                    PART III

ITEM 9.           DIRECTORS AND EXECUTIVE OFFICERS

(a)      Identification of Directors and Executive Officers.

         The following table furnishes the information concerning the directors and executive officers of the Company as of May 31, 1999. The directors of the Company are elected every year and serve until their successors are elected and qualify.


                         Period Served as    Officer        Period Served
Name           Age       Director            Position       as Officer
------------   ---       ------------------  --------       ------------------

Fred G. Luke   52        6-17-93 to Present  President      6-17-93 to Present

(b)      Business Experience.

         The Company has no audit, compensation or nominating committees. No family relationships exist between any of the officers or directors.

         The officers of the Company are chosen by and serve at the pleasure of the Board of Directors.

                                                         [VEI\10KSB\53199.10K]-3

         The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

         Fred G. Luke. Mr. Luke has been Chairman of the Board and President of the Company since June, 1993. Mr. Luke has over twenty-seven (27) years of experience in domestic and international financing and the management of privately and publicly held companies. Since 1982, Mr. Luke has provided consulting services and has served, for brief periods lasting usually not more than six months, as Chief Executive Officer and/or Chairman of the Board of various publicly held and privately held companies in conjunction with such financial and corporate restructuring services. In addition to his position with the Company, Mr. Luke currently serves as Chairman and Chief Executive Officer of NuOasis Resorts, Inc., (formerly, Nona Morelli's II, Inc.) ("NuOasis Resorts"), Chairman and former President of Group V Corporation (formerly, NuOasis Gaming, Inc.) ("Group V"), Chairman and President of NuVen Advisors, Inc., formerly New World Capital, Inc. ("NuVen Advisors"), Chairman and President of Hart Industries, Inc. ("Hart"), and Chairman and President of Diversified Land & Exploration Co. ("DL&E"). DL&E is a publicly traded independent natural resource development company engaged in domestic oil and gas exploration, development and production. Prior to 1995, DL&E was a 90% owned subsidiary of Basic Natural Resources, Inc. ("BNR"). From 1991 through 1994, Mr. Luke served as the President and a Director of BNR. Hart was formerly in the environmental services busines, and is a public company which was formerly traded on NASDAQ or the OTC Bulletin Board. Neither Hart nor DL&E have ongoing operations. NuOasis is a publicly traded (OTC Bulletin Board) diversified holding company with overseas gaming and domestic pasta production subsidiaries. NuVen Advisors provides managerial, acquisition and administrative services to public and private companies including the Company, NuOasis and Hart pursuant to independent Advisory and Management Agreements. NuVen Advisors, which is controlled by Fred G. Luke, as Trustee of the Luke Family Trust, is an affiliate of the Company. NuVen Advisors is a stockholder of Hart, DL&E and NuOasis, and beneficial stockholder of the Company. Mr. Luke also served from 1973 through 1985 as President of American Energy Corporation, a privately held oil and gas company involved in the operation of domestic oil and gas properties. From 1970 through 1985 Mr. Luke served as an officer and Director of Eurasia, Inc., a private equipment leasing company specializing in oil and gas industry equipment. Mr. Luke received a Bachelor of Arts Degree in Mathematics from California State University, San Jose in 1969.

(c)      Identification of Certain Significant Employees.

         There are no employees other than the executive officers disclosed above who make or are expected to make, significant contributions to the business of the Company, the disclosure of which would be material.

(d)      Family Relationships.

         None.

                                                         [VEI\10KSB\53199.10K]-3

(e)      Compliance with Section 16(a) of the Securities Exchange Act.

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers and directors, and greater than ten-percent shareholders are required by Securities and Exchange Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on review of the copies of such forms furnished to the Company, or representations that no Forms 5 were required or filed, the Company believes that during fiscal year 1997, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten-percent beneficial owners were complied with.

ITEM 10.       EXECUTIVE COMPENSATION

(a)     Summary Compensation Table.

        The following summary compensation table sets forth in summary form the compensation received during each of the Company's last three completed fiscal years by the Company's President and four most highly compensated officers (the "Named Executive Officers"). There were no executive officers who were compensated in excess of $100,000 during fiscal year 1999.


        Name and Principal             Fiscal            Salary               Other Annual               Options
             Position                   Year               ($)               Compensation($)          Granted (#)(2)
--------------------------             ------           ---------           ----------------          --------------

Fred G. Luke                            1999             4,500(1)                   -                       -
 Chairman and President                 1998            54,000(1)                   -                       -
 (6-93 to Present)                      1997            54,000(1)                   -                    750,000


(1)     The dollar value of base salary (cash and non-cash).

(2) Except for stock option plans, the Company does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year.

(b)     Stock Options

        There were no options granted during fiscal year 1999 to the Company's Named Executive Officers. The following table sets forth in summary form the aggregate options exercised during fiscal year 1999 and the May 31, 1999 value of unexercised options for The Company's Named Executive Officer.

                                                         [VEI\10KSB\53199.10K]-3


                                                                                                        Value of Unexercised
                                                                       Number of Unexercised                In-the-Money
                                                                      Option/SAR's at Fiscal          Options/SAR's at Fiscal
                                                                           Year-End (#)                     Year-End ($)
                                  Shares
                              Acquired on             Value                Exercisable/                     Exercisable/
            Name               Exercise (#)       Realized ($)            Unexercisable                     Unexercisable
----------------------------  ------------------  ------------     -----------------------------  -----------------------------

Fred G. Luke, President
and Director                          -                  -               750,000  Exercisable     $750,000(2)(3)(4) Exercisable

NuVen Advisors, Inc.(1)               -                  -               100,000  Exercisable          -     (3)(5) Exercisable

Steven Dong, former CFO               -                  -               100,000  Exercisable     $ 90,000   (3)(4) Exercisable

(1) The Luke Family Trust (the "Luke Trust") owns 100% of NuVen Advisors, formerly New World. Fred G. Luke, as Co- Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(2) Exercise price for Mr. Luke's options are 110% of net book value on August 1, 1995 of the Company. Since the Company had a negative book value on August 1, 1995, the exercise price is deemed to be $.01 per share. Mr. Luke's options expire on December 31, 1999 unless extended by the Company.

(3) The value of unexercised options in the money as of year end was deternined based upon the average bid and ask price on May 28, 1999 which was the last trading day prior to the year end. Such value used was $1 per share.

(4) The option to Mr. Luke and Mr. Dong, expire on December 31, 1999, unless extended by the Company.

(5) The option to NuVen will expire 60 days after the termination date of the Advisory and Management Agreement, which is June 30, 2001. The expiration date of the option will be extended automatically upon extension of the Advisory agreement.

(c)     Long Term Incentive Plans.

        None.

(d)     Compensation of Directors

        The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments. There was no compensation paid to any directors during fiscal year 1999.

(e)     Contracts with Named Executive Officer and other Officers and Directors.

        Effective February 1, 1995, the Company and NuVen, entered into a three year Advisory and Management Agreement for the engagement of NuVen to perform advisory services on behalf of the Company. Pursuant to such agreement, the Company is obligated to pay NuVen $60,000 annually in monthly installments of $5,000. Under the terms of such agreement, the Company has granted NuVen an option to purchase 100,000 shares of the Company's common stock exercisable at a price of $1.00 per share. The option vested on the date of the agreement.

                                                         [VEI\10KSB\53199.10K]-3

        Effective July 1, 1998 the Company amended its Advisory and Management Agreement with NuVen. The amended terms require the Company to pay NuVen, for services rendered, $10,000 a month for an annual total of $120,000 through June 30, 2001.

        In August 1995, the Company entered into an Employment Agreement with Fred G. Luke, the Company's Chairman and President. The terms of the Employment Agreement call for Mr. Luke to receive approximately $54,000 per year retroactive to June 1, 1994, for five (5) years as a base salary; grants him an option to purchase 750,000 shares of the Company's common stock at an exercise price of 110% of the book value per share on August 1, 1995; and requires the Company to purchase life insurance coverage, reimburse him for vehicle expenses, and provide fringe benefits. No cash payments were made to Mr. Luke but the Company expensed $54,000 during fiscal 1998 and 1997 and had $199,458 due to Mr. Luke as of May 31, 1998. As discussed further the agreement was cancelled effective June 30, 1998; however, Mr. Luke will provide similar services to the Company under the amended Advisory and Management Agreement with NuVen.

        Effective June 30, 1998, in connection with the execution of termination agreements and settlement of amounts due, the Company issued to officers, employees and consultants 4,270,000 shares of common stock. Such shares were in full settlement of amounts due to NuVen, Luke and others pursuant to their consulting and advisory agreements. NuVen and Mr. Luke received 2,000,000 and 900,000 shares, respectively pursuant to such distribution.

(f)     Report on Repricing of Options

        During fiscal year 1999, the Company has not adjusted or amended the exercise price of stock options.

(g)     Change in Control.

        On May 5, 1999, the Company entered into an Asset Purchase Agreement and Plan of Reorganization (the "Agreement") with Metroplex Web Inc., a Texas corporation ("Metroplex") whereby the Company acquired certain assets, property, business interests and intellectual rights owned by Metroplex for securities consisting of Ten Million (10,000,000) shares of the Company's $.01 par value common stock, causing Metroplex to have voting control and become the principal stockholder of the Company, owning 63% of the common stock outstanding at May 31, 1999.

ITEM 11.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

(a) Beneficial owners of five percent (5%) or greater of the Company's Outstanding Voting Securities.

        The following sets forth information with respect to ownership by holders of more than five (5%) of the Company's outstanding voting securities known by the Company.

                                                         [VEI\10KSB\53199.10K]-3


                                                                            Amount and Nature
                                           Name and Address                   of Beneficial
       Title of Class                     of Beneficial Owner                   Interest           Percent of Class(1)
--------------------------    ---------------------------------------      -------------------     -------------------

$.01 par value                MetroplexWeb, Inc.
Common Stock                  15280 Addison Road, Suite 250                     10,000,000           62.8% (1)
                              Addison, Texas 75001

                              NuVen Advisors, Inc.
                              4695 MacArthur Court, 530                          1,921,725           12.1% (1)(2)
                              Newport Beach, Ca. 92660

                              Fred G.  Luke
                              4695 MacArthur Court, Suite 530                      960,000            6.0% (1)(2)
                              Newport Beach, Ca. 92660

(1)      Based upon 15,919,372 common shares outstanding.

(2) Does not give effect to unexercised options outstanding in the amount of 100,000 shares and 750,000 for NuVen Advisors, Inc. and Mr. Luke, respectively.

         The following sets forth information with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Officers and Directors as a group. No Officer or Director personally owns any of the Company's Redeemable Common Stock Purchase Warrants.


                                                                           Amount and Nature
                                       Name and Address                      of Beneficial
     Title of Class                   of Beneficial Owner                      Interest            Percent of Class(4)
-----------------------   -----------------------------------------        -----------------       -------------------

$.01 par value            Fred G.  Luke
Common Stock              4695 MacArthur Court, Suite 530                    1,710,000(1)                10.1 %
                          Newport Beach, CA 92660

                          NuVen Advisors, Inc.(2)
                          4695 MacArthur Court, Suite 530                    2,021,725(3)                12.0 %
                          Newport Beach, CA 92660

                          All Officers and Directories as a group            3,731,725                   22.1%

(1) As of the date of this Report, 960,000 shares are held by Mr. Luke, with 750,000 shares subject to stock options held.

(2) The Luke Family Trust (the "Luke Trust") owns 93% of NuVen Advisors, formerly New World. Fred G. Luke, as Co- Trustee of the Luke Trust determines the voting of such shares and, as a result, may be deemed to control the Luke Trust.

(3) As of the date of this Report, 1,921,725 shares are held by NuVen, with 100,000 shares subject to stock options held.

(4) Number of shares deemed outstanding as of May 31, 1999 includes 950,000 of shares deemed outstanding for in the money or at market stock options

                                                         [VEI\10KSB\53199.10K]-3

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)      Transactions With Management and Affiliates.

         As noted in Item 10(e), effective June 30, 1998, the employment agreement with Mr. Fred Luke, President of the Company was terminated. The services of Mr. Luke subsequent to June 30, 1998 were provided to the Company under the Advisory and Management Agreement with NuVen Advisors, Inc. Effective July 1, 1998, the Company amended its Advisory and Management Agreement with NuVen Advisors, Inc. increasing the monthly fee from $5,000 per month to $10,000 per month. The amount due NuVen for services in fiscal 1999 was satisfied by the issuance of additional shares of common stock.

(b)      Certain Business Relationships.

         There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Company, the disclosure of which would be material.

(c)      Indebtedness of Management.

         None.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Financial Statements:

         The Financial Statements are included elsewhere herein and are indexed on Page F-1, "Index to Financial Statements."

(b)      8-K Reports:

         During fiscal 1999, the Company filed Form 8-K's as follows:

         1) On May 21, 1999 reporting the Asset Purchase Agreement and Plan of Reorganization with MetroplexWeb, Inc. and that the client-auditor relationship between Virtual Enterprises, Inc. and Kang, Yu & Jun had ceased.

         2) On July 6, 1999 reporting the appointment of the auditing firm of McKennon, Wilson & Morgan LLP to serve as the independent auditor for the Company for the 1999 fiscal year.

         3) On July 8, 1999, a Form 8-K/A was filed to amend the Form 8-K previously filed on May 21, 1999.

         4) On July 20, 1999, a Form 8-K/A presenting the audited financial statements of MetroplexWeb, Inc.

                                                         [VEI\10KSB\53199.10K]-3

(c)      Exhibits:

         Exhibit
         Number                         Description
         -------  -------------------------------------------------------------

         3 Articles of Incorporation and Bylaws [incorporated herein by reference to Exhibit 3.1 and 3.2 of Company's Registration Statement on Form S-18 (No. 33-23430-D)].

         4(a)     Warrant   Agreement   and   form   of   Warrant    Certificate
                  [incorporated herein by reference to Exhibit 4.6 of Company's Registration Statement on Form S-18 (No. 33-23430-D)].

         4(b)     Specimen    Redeemable    Common   Stock   Purchase    Warrant
                  [incorporated herein by reference to Exhibit 4.2 of Company's Registration Statement on Form S-18 (No. 33-23403-D)].

         10(a) Advisory and Management Agreement with NuVen Advisors, Inc. [incorporated herein by reference to Exhibit 10(d) to Form 10-KSB for fiscal year ended May 31, 1995]

         10(b) Amended Advisory and Management Agreement with NuVen Advisors, Inc. effective June 30, 1998

         10(c) Asset Purchase Agreement and Plan of Reorganization between Virtual Enterprises, Inc. and Metroplex Web, Inc., dated May 5, 1999.

         16(a) Letter dated May 15, 1999 from the accounting firm of Kang, Yu & Jun confirming that the client-auditor relationship between Virtual Enterprises, Inc. and Kang, Yu & Jun has ceased.[Incorporated by reference to Exhibit 16(a) to Form 8-K/A filed July 8, 1999].

         23.(a)   Consent of Independent Accountants

         27       Financial Data Schedule [Exhibit included herein]

                                                         [VEI\10KSB\53199.10K]-3

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        VIRTUAL ENTERPRISES, INC.
                                        (formerly, The Toen Group, Inc.)
                                        (Company)

Date:  August 30, 1999                  By:  /s/  Fred G. Luke
                                             ----------------------------------
                                                  Fred G. Luke,
                                                  Chairman of the Board
                                                  and President

                                                         [VEI\10KSB\53199.10K]-3

                                  Exhibit 23(a)

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-8 (File No. 333-68615) of Virtual Enterprises, Inc. of our report dated August 19, 1999 appearing on page F-2 of this Form 10-KSB

/s/  McKennon, Wilson & Morgan, LLP
---------------------------------------
     McKennon, Wilson & Morgan, LLP

Irvine, California

August 25, 1999

                                                         [VEI\10KSB\53199.10K]-3

                                 EXHIBIT 10(b)

      AMENDED ADVISORY AND MANAGEMENT AGREEMENT WITH NUVEN ADVISORS, INC.
                             EFFECTIVE JUNE 30, 1998

                               FIRST AMENDMENT TO
                               ADVISORY AGREEMENT

         This First Amendment (the "Amendment") to the Advisory Agreement effective February 1, 1995 (the "Advisory Agreement") is entered into by and between NuVen Advisors Inc., a Nevada corporation ("NuVen") and Fred Gordon Luke ("Luke") in his individual capacity and as the sole officer, director and shareholder of NuVen (collectively, Nuven and Luke shall be referred to herein as "Advisor") and Virtual Enterprises, Inc. ("Virtual"), a Nevada corporation is hereby amended effective to the date of the agreement between the parties which was on or about July 1, 1998.

         WHEREAS, pursuant to the Advisory Agreement, Advisor was to perform certain Services (as defined in the Advisory Agreement) which was to automatically terminate on January 31, 1998; provided, however, that failure of the parties, or any one of them to serve notice of termination, the agreement would continue on a month-to-month basis, and such agreement had been automatically extended since January 31, 1998; and,

         WHEREAS, Advisor provided the Services as required under the Advisory Agreement to the satisfaction of the Company, as evidenced by the parties' agreement on or about July 1998 to amend the agreement as set forth herein and by the execution of this Amendment, to extend the term of the Advisory Agreement and modify the Services and Compensation to Advisor, all in accordance to the terms of this Amendment.

         NOW, THEREFORE, in consideration of the mutual promises, covenants and agreements contained herein, and for other good and valuable consideration, the receipt and sufficiency of which is hereby acknowledged, the Company and Advisor mutually agree as follows:

1. Notwithstanding paragraph 3 of the Advisory Agreement, the Termination Date of the Advisory Agreement shall be June 30, 2001.

2. Notwithstanding paragraph 3 of the Advisory Agreement, the parties herein agree that, effective June 30, 1998, all outstanding obligations of the Company to Advisor or Luke for Services performed were satisfied by the issuance of shares of common stock of the Company.

3. Notwithstanding paragraph 4 of the Advisory Agreement, the parties herein agree that the monthly compensation to Advisor is herein amended to increase from $5,000 per month to $10,000 per month.

4. Notwithstanding paragraph 3 of the Advisory Agreement, the parties agree that the Option granted by the Company to Advisor to purchase shares of the Company's common stock at a purchase price of One Dollar ($1.00) per share, is hereby extended through the revised date of Termination. And, further, it is agreed that Advisor may exercise its right to purchase the Option Shares in the manner prescribed in the Option for a period of 60 days subsequent to Termination of the Advisory Agreement.

Except as modified by this Amendment or other written amendment, modification or agreement signed by both the Company and Advisor, the terms and conditions of the Advisory Agreement not modified herein shall remain in full force and effect as stated therein.

                                                             [VEI\AGR:NUADVAM]-2

A facsimile, telecopy or other reproduction of this instrument may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this instrument as well as any facsimile, telecopy or other reproduction hereof.

NuVen Advisors Inc.

By:  /s/  Fred G. Luke
     ----------------------------------
          Fred G. Luke,
          individually and as President
          of NuVen Advisors, Inc.

Virtual Enterprises, Inc.
a Nevada corporation,

By:  /s/  Fred G. Luke
     ----------------------------------
          Fred G. Luke

                                                             [VEI\AGR:NUADVAM]-2

                                 EXHIBIT 10(c)

          ASSET PURCHASE AGREEMENT AND PLAN OF REORGANIZATION BETWEEN VIRTUAL ENTERPRISES, INC. AND METROPLEX WEB, INC., DATED MAY 5, 1999

                            ASSET PURCHASE AGREEMENT
                           AND PLAN OF REORGANIZATION



         This ASSET PURCHASE AGREEMENT AND PLAN OF REORGANIZATION (the "Agreement") is made effective this 5th day of May, 1999, by and between Virtual Enterprises Inc., a Nevada corporation ("Purchaser") and Metroplex Web Inc., a Texas corporation ("Seller").

         WHEREAS, Purchaser desires to acquire certain assets, property, business interests and intellectual rights owned by Seller, as more fully described in Exhibit "A" attached hereto and incorporated herein (collectively referred to as the "Assets"), for securities consisting of Ten Million
(10,000,000) shares of its $.01 par value common stock (the "Purchaser's Shares"), causing Seller to have voting control and become the principal stockholder of Purchaser; and

         WHEREAS, Purchaser and Seller desire to adopt this Agreement to consummate the proposed transaction as a tax-free reorganization and merger in accordance with the provisions of Section 368(a)(1)(C) of the Internal Revenue Code (the "Code"), all in the manner in compliance with the Code and subject to the terms and conditions as hereinafter set forth.

         IN CONSIDERATION of the mutual promises contained herein, the benefits to be derived by each party hereunder and other good and valuable consideration, the receipt and sufficiency of which are hereby expressly acknowledged, Purchaser and Seller agree as follows:

1.       Sale of Assets

         On the basis of the representations and warranties herein contained, subject to the terms and conditions set forth herein, and for the Purchaser's Shares (as defined herein), Purchaser agrees to issue and deliver Purchaser's Shares to Seller and Seller agrees to sell, transfer, assign, convey and deliver to Purchaser all of the assets of Seller of every type and description, real, personal and mixed, including, without limitation, those assets on Exhibit "A"; its business as a going concern; its good will; the claimed exclusive right to use the name "Metroplex Web", and any names so similar thereto as to tend to cause confusion on the part of the public; trademarks, trade names, trade secrets, plans, files, notebooks, and development activities, production data, shop rights, customer lists and information related to customers; real estate and interests therein (including leaseholds and all other interests); machinery and equipment (including all of Seller's right, title and interest under any equipment leases and contracts for purchase of equipment); motor vehicles; supplies; notes and accounts receivable; books and records; work in process, finished products, and supplies; fixtures; contracts; claims of every description, including those for refund; any restrictive covenants and obligations of former officers and employees, including, without limitation, all rights and interests provided by invention agreements and assignments and other contracts with employees; franchises; funds of whatever nature; past present, or future, escrow, security, and other deposits, if any; and all other property and rights of every kind and nature, tangible or intangible, owned by Seller on the date of closing whether or not specifically referred to in this Agreement.

                                                         [VEIAGR:METPLWEB.AGR]-4

2.       Purchaser's Shares

         The consideration for the purchase of the Assets consists solely of Purchaser's Shares, which shall be issued and deposited with Escrowholder (as defined herein) on behalf of Seller within five (5) business days of the date hereof in denominations of One Hundred Thousand (100,000) shares. In the event Seller is unable to deliver all of the Assets, the number of Purchaser's Shares shall be decreased proportionally to the decrease in the composition and value of the Assets.

         To induce Purchaser to enter into the Agreement, and as additional consideration for the issuance and delivery of Purchaser's Shares to the Escrowholder as contemplated herein, Seller agrees, warrants and covenants that, subsequent to the Closing, Seller, for itself and behalf of any distributees, will not restrict, block or attempt to restrain or block the sale, transfer or assignment of any shares of common or preferred stock of Purchaser presently issued and outstanding as of the date of this Agreement. Further, Seller agrees, and shall cause its distributees to acknowledge and accept any distribution of Purchaser's Shares subject to such covenant and agreement.

3.       Assets Retained by Seller:  Dissolution of Seller

         Seller shall retain its franchise to be a Texas corporation, its stock transfer books and records, the record books containing the minutes of meetings of its directors and shareholders, and such other of its records as have exclusively to do with its organization, existence, or share capitalization.

         Seller agrees to comply with all applicable rules, regulations and requirements of Section 368 of the Code, including, if necessary, Seller's dissolution and distribution of Purchaser's Shares to Seller's equityholders within twelve (12) months of the Closing Date, to enable Purchaser and Seller to meet, if possible, the standards and requirements as a tax-free reorganization.

4.       Effective Date and Closing

         The closing of the transfer and exchange of the Assets for Purchaser's Shares as contemplated by this Agreement (the "Closing") shall occur upon the earlier of such date that the parties have satisfied their respective obligations and covenants contained herein, or May 31, 1999, but shall have an effective date as of the date set forth above. At the Closing, Purchaser shall deliver Purchaser's Shares to Seller and Seller shall deliver the Assets to Purchaser, along with any opinions, certificates, exhibits, etc. and as stated in this Agreement and as reasonably requested by the other party.

5.       Escrowholder

         Within ten (10) business days of execution of this Agreement by the parties, Purchaser and Seller will agree upon an Escrow Agent ("Escrowholder") who will receive and distribute all necessary documents and securities being exchanged under this Agreement and facilitate the Closing. Purchaser, Seller and Escrowholder mutually agree to execute escrow instructions to be mutually agreed and executed by the parties within ten (10) business days following the date hereof.

6.       Representations and Warranties of Seller


         Seller represents and warrants to Purchaser that it (i) it is duly organized and has the authority under Texas law and the ability to carry out this Agreement; (ii) it is properly capitalized and Seller's Financial Statements (as defined herein) are true and correct; (iii) it can continue to lawfully conduct its business; (iv) it has disclosed to Purchaser any and all litigation threatened or filed against it, its officers, directors and affiliates (as defined herein) during the last five (5) years; (v) it has properly filed any and all necessary tax returns and accounted for any and all paid taxes due and owing; (vi) it has disclosed any and all contracts and is not aware of any material breaches or defaults; (vii) it has identified all directors, officers and affiliates for the last five (5) years; (viii) it has disclosed all employee and labor matters; (ix) it has disclosed all real property and all encumbrances; (x) it has disclosed all assets and liabilities, intangible and tangible, actual and contingent including but not limited to trademarks, leaseholds, subsidiaries and permits; (xi) it is in compliance with all laws, environmental and occupational health and safety matters; and, (xii) it has disclosed any and all conflict of interest transactions. Further, Purchaser shall confirm that such representations and warranties are true and correct at and as of the date of closing, with the same force and effect as though made at and as of date hereof, except for changes permitted or contemplated by this Agreement, or waived in writing by the delivery of the Certificate of Representations and Warranties in form and substance similar to Exhibit "B" attached hereto and incorporated herein by reference ("Seller's Certificate").

7.       Representations and Warranties of Purchaser

         Purchaser  represents  and  warrants  to  Seller  that  (i) it is  duly organized and has the authority under Nevada law and the ability to carry out this Agreement; (ii) it is properly capitalized and Purchaser's Financial Statements (as defined herein) are true and correct; (iii) it can continue to lawfully conduct its business; (iv) it has disclosed to Seller any and all litigation threatened or filed against it, its officers, directors and affiliates (as defined herein) during the last five (5) years; (v) it has properly filed any and all necessary tax returns and accounted for any and all paid taxes due and owing; (vi) it has disclosed any and all contracts and is not aware of any material breaches or defaults; (vii) it has identified all directors, officers and affiliates for the last five (5) years; (viii) it has disclosed all employee and labor matters; (ix) it has disclosed all real property and all encumbrances; (x) it has disclosed all assets and liabilities, intangible and tangible, actual and contingent including but not limited to trademarks, leaseholds, subsidiaries and permits; (xi) it is in compliance with all laws, environmental and occupational health and safety matters; and, (xii) it has disclosed any and all conflict of interest transactions. Seller shall confirm at Closing such representations and warranties, as may be amended from time to time prior to Closing, in a Certificate of Representations and Warranties, more fully described in Exhibit "C" attached hereto and incorporated herein by reference ("Purchaser's Certificate").

8.       Transactions and Document Exchange at Closing


         At the Closing,  the following  transactions  shall occur and documents
         shall  be   exchanged,   all  of  which   shall  be   deemed  to  occur
         simultaneously:

         Purchaser will deliver, or cause to be delivered to Seller:

         (i)      The  documents  necessary  to issue  and  deliver  Purchaser's
                  Shares  to  Seller,  or  its  designee(s)   pursuant  to  this
                  Agreement, in proper form and substance acceptable to Seller;

         (ii)     Purchaser's Certificate;

         (iii) Certificate of Good Standing dated at or within 30 days of the date of Closing from the Secretary of State of Nevada;

         (iv)     Purchaser's Financials;

         (v)      The opinion of counsel for Purchaser as required herein; and

         (vi) Such other documents, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this Agreement, or as otherwise may be reasonably requested by Seller in furtherance of the intent of this Agreement.

         Seller  will  deliver,  or  cause  the  following  to be  delivered  to
Purchaser:

         (i) Instruments acceptable to Purchaser conveying to Purchaser all of Seller's assets and business, including but not limited to those as identified in Exhibit "A" hereof;

         (ii)     The Seller's Certificate;

         (iii)    Seller Financials;

         (iv) A Certificate of Good Standing dated at or within 30 days of the date of the Closing from the Secretary of State of Texas;

         (v) Such other documents, instruments, and/or certificates, if any, as are required to be delivered pursuant to the provisions of this Agreement, or which are reasonably determined by the parties to be required to effectuate the transactions contemplated in this Agreement, or as otherwise may be reasonably requested by Purchaser in furtherance of the intent of this Agreement.

9.       Conditions Precedent to Obligations of Seller


         All obligations of Seller under this Agreement are subject to the fulfillment, prior to or as of the Closing Date, of each of the following conditions:

         A. Representations and Warranties. Purchaser shall deliver to the Escrowholder on the Closing Date Purchaser's Certificate, as may be amended from time to time by mutual agreement between Purchaser and Seller, confirming the representations and warranties made herein by Purchaser.

         B. No Breach or Default. Purchaser shall have performed and complied with all covenants, agreements, and conditions required by this Agreement to be performed or complied with by it prior to or at the Closing.

         C. Issuance and Delivery of Purchaser Shares. Purchaser shall take all action necessary to effect the issuance and delivery of Purchaser Shares to the Escrowholder prior to the Closing Date.

10.      Conditions Precedent to Obligations of Purchaser

         All obligations of Purchaser under this Agreement are subject to the fulfillment, prior to or as of the Closing Date, of each of the following conditions:

         A. Action to Transfer Assets. Seller shall have taken all corporate and other action necessary to transfer to Purchaser the Assets and all business rights of Seller, including those acquired following the date hereof, free and clear of any and all liens except as agreed between Seller and Purchaser in writing.

         B.       Approval by  Purchaser  of Value of Assets.  At least  fifteen
                  (15) business days prior to the Closing Date dated not more than ninety (90) days prior to such delivery date, Seller will have delivered to Purchaser its financial statements ("Seller's Financials"). Seller further agrees to provide to Purchaser income statements related to the operations of the Assets and its business up to and including the Closing, and any other documents necessary to substantiate the value of the Assets at or greater than Three Million Dollars ($3,000,000), hereinafter referred to as the "Net Asset Value". Upon receipt and review of the Seller Financials, Purchaser shall have ten
                  (10) business days to raise objections to Seller's Financials, or information contained in Seller's Financials, which shall be accomplished by submission of a written list of such objections to Seller. If there are objections, or if the value as determined by the Seller's Financials and other materials provided by Seller, is less than the Net Asset Value, then Purchaser shall have the option to terminate this Agreement without penalty. Alternatively, Purchaser may elect, in its sole discretion, to proceed with Closing in reliance upon a warranty of title, guarantee of value, or other mutually acceptable form of assurance to be made by Seller.

         C. Approval of Other Instruments and Documents by Purchaser. All instruments and documents delivered to Purchaser pursuant to the provisions of this Agreement shall be satisfactory to Purchaser and its legal counsel. Seller shall provide to Purchaser prior to Closing evidence satisfactory to Purchaser that the representations of Seller herein as to the status of the Agreement, and the Assets are legally created, binding and duly enforceable.

         D. Opinions, Affidavits and Declarations by Seller. Seller shall have delivered to Purchaser evidence satisfactory to Purchaser, and its counsel and auditors, dated as at the Closing Date, verifying that:

                  (i) Seller is duly organized, validly existing, and in good standing under the laws of the State of Texas, and that Seller is not aware of any notice of termination of its charter or cause for termination;

                  (ii) Seller has the power to carry on its business as now being conducted and is duly qualified to do business in Texas and in any other jurisdiction where required or where the non-qualification to do business would have a material adverse affect on the transferability, marketability, operation or value of the Assets.

                  (iii) All action and approvals required in connection to the creation and transfer of the Assets to Purchaser have been properly taken, completed or obtained by Seller, to the extent, if any, that they are necessary.

                  (iv) No suit, action, investigation, inquiry, or other proceeding by any governmental authority or other person or legal or administrative proceeding shall be pending or threatened which questions the validity or legality of the transactions contemplated herein or which could reasonably be expected materially and adversely to affect the ability of Seller to complete the transaction, or which could reasonably be expected to result in any material liability of Seller or the impairment of the value of the Assets.

                  (vi) This Agreement has been duly authorized, executed, and delivered by Seller and is a valid and binding obligation of Seller.

                  (vii) Seller shall use its best efforts to fulfill all conditions of the Closing including the timely solicitation of affirmative consent of all third parties necessary to effect a Closing under this Agreement.

         E. Agreements with Key Personnel. Prior to Closing Purchaser shall have concluded to its satisfaction employment or consulting agreements with all key personnel of Seller whom Purchaser, in its sole discretion, deems necessary to employ or retain in some capacity to continue the business comprising the Assets after the Closing Date.

11.      Availability of Information

         Seller and Purchaser represent that, by virtue of their respective business activities and economic bargaining power or otherwise, they have been able to conduct their own due diligence and have had access to or have been furnished with, prior to or concurrently with the execution hereof, the information which they consider to be adequate to make a decision to exchange the Assets for Purchaser's Shares.

12.      Review Period

         From the date of execution of this Agreement until the Closing Date, or termination of the Agreement, as provided for herein, Purchaser and
         Seller will permit the other's officers, employees, and authorized representatives to have immediate and full access to the offices, properties, books, and records of the other, relevant to the transaction contemplated by this Agreement, and will cooperate with the other in order to provide and prepare the documents and other materials necessary to the transaction. Upon discovery of matters in due diligence or receipt of documents from the other party to this transaction, each party shall have ten (10) business days in which to raise objections. Subject to paragraphs 5 and 18 hereof, if an objection is raised and not resolved to the objecting party's satisfaction, such approval to not be unreasonably withheld, the other party shall be entitled to terminate without penalty.

13.      Securities Registration

         A. Exempt Securities. Seller understands that the Purchaser Shares issued and transferred pursuant to this Agreement, have not been or will not be registered under the Securities Act of 1933 (the "Act") but are issued pursuant to exemptions from registration including but not limited to Regulation D and Regulation S and Section 4(2) of the Act, and Seller's reliance on such exemptions in the issuance of the Purchaser Shares is predicated in part on the representations of Seller set forth herein and in the Investment Letter in form and substance satisfactory to Purchaser (the "Investment Letter") to be executed and delivered to Purchaser at Closing.

         B. Sophisticated Investor. Seller represents that it has such knowledge and experience in financial and business matters and that it is capable of evaluating the merits and risk of this transaction, and that it is able to bear the economic risk of the investment in the shares of Purchaser Shares.

         C. Disclosure Documents. Seller has been furnished with a copy of the Purchaser's Financials which include Purchaser's most recent Annual Report on Form 10-K and all reports or documents required to be filed under Sections 13(a), 14(a), and 15(d) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), including but not limited to quarterly reports on Form 10-Q, current reports on Form 8-K, and proxy statements. In addition, Seller has been furnished with a description of Purchaser's capital structure and any material changes in Purchaser's financial condition that may not have been disclosed in the Purchaser's Financials on any prior Exchange Act filings.

         D. Seller's Experience. Seller has had the opportunity to ask questions and receive answers concerning Purchaser and to obtain any additional information which Purchaser possesses or can acquire without unreasonable effort or expense necessary to verify the accuracy of information furnished pursuant to this Agreement. By reason of Seller's knowledge and experience in financial and business matters in general, and investments in particular, Seller represents that it is capable of evaluating the merits and risks of this transaction and in bearing the economic risks of an investment in Purchaser's Shares, and Purchaser in general, and fully understands the speculative nature of the specific restrictions on resale of such securities, and the possibility of a total loss in the value thereof.

         E. Restricted Securities. Seller is fully aware that Purchaser's Shares issued to Seller prior to the filing of a registration statement will be "Restricted Securities" as defined by Rule 144 of the Securities Act. Seller is further aware of the specific restrictions on resale of such securities contained in Rule 144, and that any and all certificates representing Purchaser's Shares issued and any and all securities issued in replacement thereof or in exchange therefore, prior to the filing of a registration statement, shall bear the following legend:

                           "The shares represented by this certificate have not been registered under the Securities Act of 1933 (the "Act") and are "restricted securities" as that term is defined in Rule 144 under the Act. The shares may not be offered for sale, sold, or otherwise transferred except pursuant to an effective Registration Statement under the Act or pursuant to an exemption from registration under the Act, the availability of which is to be established to the satisfaction of the Company."

         F. Registration Compliance. Seller will not sell, transfer or otherwise dispose of any of Purchaser's Shares issued or reserved for issuance hereunder prior to registration except in compliance with the Securities Act.

14.      Contracts to Remain in Full Force and Effect Subsequent to Closing

         Except as disclosed pursuant to this Agreement, there are no contracts, actual or contingent obligations, agreements, franchises, license agreements, or other commitments between Purchaser and other third parties which are material to the business, financial condition, or results of operation of Purchaser, taken as a whole. For purposes of the preceding sentence, the term "material" refers to any obligation or liability which by its terms calls for aggregate payments of more than $10,000; provided, however, that the following material contracts will be valid and binding obligations of Purchaser with third parties as of the Closing Date and will survive the Closing:

         A. Employment Agreement, as amended, with Fred G. Luke dated 1st day of August 1999, attached hereto as Exhibit "D"

         B. Advisory and Management Agreement with NuVen Advisors dated 1st day of February 1995, as amended, attached hereto as Exhibit "E"

         C. Warrant Agreement and Form of Certificated attached hereto as Exhibit "F"

         D.       Consulting  Agreement  dated June 1, 1997  attached  hereto as
                  Exhibit "G"

         E. Option Agreement as part of Consulting Agreement dated 24th day of April 1996 attached hereto as Exhibit "H"

15.      Stockholder Approval

         At or before Closing, Purchaser and Seller shall each cause this Agreement to be approved by the requisite shareholder vote, if and as required under their respective charters.

16.      Covenants Not to Compete

         Seller, together with its directors and officers, employees and entities owned ten percent (10%) or more, directly or indirectly, by such directors, officers and employees (collectively "Seller's Affiliates") agree, as follows, that:

         A. Seller's Affiliates Shall not Compete. During the Non-Competition period (as herein defined), other than with Purchaser's written consent, neither Seller nor Seller's Affiliates will (i) directly or indirectly own, manage, control, participate in, lend their names to, act as consultants or advisors to, or render services to (alone or in association with any other persons, firm, corporation or other business organization) any person or entity engaged anywhere within the continental United States, in any business similar to or related in any way to the business presently conducted by Seller utilizing the Assets and that when Purchaser intends to continue, following the Closing of the transaction contemplated hereby, (ii) have any interest directly or indirectly in any business engaged in any business similar to or related in any way to the business (provided that nothing herein will prevent Seller's Affiliates from owning in the aggregate not more than five percent (5%) of the outstanding stock of any class of a corporation engaged in the business which is publicly traded, so long as Seller's Affiliates have not participated in the management or conduct of business of such corporation), (iii) induce or attempt to induce any other employee of Seller to leave the employ of Purchaser, or in any way interfere with the relationship between Purchaser and any other employee of Purchaser, or (iv) induce or attempt to induce any customer, supplier, franchisee, licensee, or other business relation of Purchaser or any affiliate of Purchaser to cease doing business with Purchaser or any affiliate of Purchaser, or in any way interfere with the relationship between any customer, franchisee or other business relation and Purchaser or any affiliate of Purchaser, without the prior written consent of Purchaser's Board of Directors. For purposes of this Agreement, "Non-Competition Period" shall mean the period commencing as of the Closing Date and ending on the second anniversary of such Closing Date.

         B. Term of Covenant. If, at the time of enforcement of any provision herein, a court of competent jurisdiction holds that the restrictions stated herein are unreasonable under circumstances then existing, the parties hereto agree that the maximum period or scope reasonable under such circumstances will be substituted for the stated period or scope.

         C. Survival of Covenant. Purchaser and Seller agree that the covenants made herein shall be construed as an agreement independent of any other provision of this Agreement, and shall survive the termination of this Agreement for a period of two (2) years.

         D. Soliciting Customers After Termination of Agreement. Neither Seller nor Seller's Affiliates shall for a period of two (2) years immediately following the termination of their engagement with or employment by Purchaser, either directly or indirectly:

                  (i) make known to any person, firm or corporation the names or addresses of any of the customers of Purchaser or any other information pertaining to them; or,

                  (ii) call, solicit, or take away, attempt to call on, solicit, or take away any of the customers of Purchaser on whom Seller or Seller's Affiliates called on or became acquainted with during its engagement with Purchaser, either for themselves or for any other person, firm or corporation.

17.      Additional Covenants

         Between the date hereof and the Closing Date, or termination hereof, except with the prior written consent of the other party:

         A. Conduct of Business. The business of Seller and the operation of the Assets shall be conducted only in the usual and ordinary course and the character of such business shall not be changed nor any different business be undertaken.

         B. No Change in Organization or Capital of Purchaser. Purchaser shall not change its Articles of Incorporation or Bylaws, or its authorized or issued shares except as contemplated herein.

         C. No Special Settlements. Neither Seller nor Purchaser shall discharge or satisfy any lien, encumbrance , obligation or liability, other than current liabilities shown on their respective financial statements heretofore delivered and current liabilities incurred since that date, in the ordinary course of their respective businesses nor shall they mortgage, pledge or subject to lien or encumbrance any assets, tangible or intangible, not in the ordinary course of business.

         D. No Distribution. Neither Purchaser nor Seller shall make any payment or distribution to their respective stockholders or purchase for cash or redeem any shares of their capital stock.

         E. Best Efforts. Purchaser agrees to use its best efforts and, at its sole discretion and expense, following the Closing Date, using those assets, rights and relationships acquired hereunder to further the business activities presently comprising the Assets; provided, however, that Purchaser may, in its sole discretion, elect to limit or to cease to conduct such activities if in Purchaser's opinion the economics of the business activities acquired hereunder following the Closing Date do not justify continuing such business. Seller acknowledges that it will have no control or influence over the Assets or Purchaser's use of the Assets following the Closing Date.

18.      Termination

         Purchaser and Seller may terminate this Agreement prior to the expiration of the Closing Date upon mutual consent. Failing to have mutual consent, without prejudice to any other remedy to which the terminating party may be entitled, if any, either party may terminate this Agreement upon three (3) days written notice on the occurrence of any one of the following events:

         A.       By Seller

                  (i) If Purchaser breaches this Agreement or fails to provide information required hereunder; or

                  (ii) If Purchaser has a receiver appointed for its assets or property, or otherwise becomes insolvent or unable to timely satisfy its obligations in the ordinary course of business; or

                  (iii) If Purchaser institutes, makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or

                  (iv) If any of the disclosures made herein or subsequent hereto by Purchaser to Seller are determined to be materially false or misleading.

         B.       By Purchaser

                  (i) If during the term of this Agreement, Purchaser determines as a result of its due diligence, that Seller is unable to deliver the Assets and business interests as contemplated by this Agreement; or

                  (ii) If Seller willfully breaches or neglects the duties required to be performed hereunder; or

                  (iii) If Seller has a receiver appointed for its assets or property, or otherwise becomes insolvent or is unable to timely satisfy its obligations in the ordinary course of business, institutes, makes a general assignment for the benefit of creditors, has instituted against it any bankruptcy proceeding for reorganization for rearrangement of its financial affairs, files a petition in a court of bankruptcy, or is adjudicated a bankrupt; or

                  (iv) If any of the disclosures made herein or subsequent hereto by Seller to Purchaser are determined by Purchaser to be materially false or misleading.

19.      Miscellaneous

         A. Authority. The officers of Purchaser and Seller executing this Agreement are duly authorized to do so and each party has taken all action required by law or otherwise to properly and legally execute this Agreement.

         B.       Notices.  Any notice under this  Agreement  shall be deemed to
                  have  been  sufficiently   given  if  sent  by  registered  or
                  certified mail, postage prepaid, addressed as follows:


                           To Seller:       Metroplex Web Inc.
                                            14215 Proton Road
                                            Dallas, Texas 75244
                                            Telephone:        (888) 638-7693
                                            Facsimile:        (972) 503-8960

                           To Purchaser:    Virtual Enterprises Inc.
                                            4001 S. Decatur, Suite 37, Box 130
                                            Las Vegas, Nevada 89103-5800

                           With copy to:    NuVen Advisors Inc.
                                            6337 So. Highland Drive, #319
                                            Salt Lake City, Utah 84121
                                            Telephone:        (801) 277-8755
                                            Facsimile:        (801) 277-8755

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

         E. Assignment. Neither party may assign this Agreement without the express written consent of the other party and any approved assignment shall be binding on and inure to the benefit of such successor or, in the event of death or incapacity, on assignor's heirs, executors, administrators and successors.

         F. Applicable Law. Notwithstanding that this Agreement was negotiated and is being contracted for in Utah, it shall be governed by the laws of Nevada, notwithstanding any conflict-of-law provision to the contrary.

         G. Attorneys' Fees. If any legal action or other preceding (not including arbitration) is brought for the enforcement of or to declare any right or obligation under this Agreement or as a result of a breach, default or misrepresentation in connection with any of the provisions of this Agreement, or otherwise because of a dispute among the parties hereto, the prevailing party will be entitled to recover actual attorney's fees (including for appeals and collection) and other expenses incurred in such action or proceeding, in addition to any other relief to which such party may be entitled.

         H. No Third Party Beneficiary. Nothing in this Agreement, expressed or implied, is intended to confer upon any entity or person, other than the parties hereto and their successors, any rights or remedies under or by reason of this Agreement, unless this Agreement specifically states such intent.


         I. Facsimile Counterparts. A facsimile, telecopy or other reproduction of this Agreement may be executed by one or more parties hereto and such executed copy may be delivered by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes. At the request of any party hereto, all parties agree to execute an original of this Agreement as well as any facsimile, telecopy or other reproduction hereof.

         J. Further Assurances. At any time, and from time to time after the Closing, each party will execute such additional instruments and take such action as may be reasonably requested by the other party to confirm or perfect title to the Assets and Purchaser's Shares to be transferred hereunder, or otherwise to carry out the intent and purposes of this Agreement.

         K. Broker's or Finder's Fee: Expenses. Seller and Purchaser warrant that neither party has incurred any liability, contingent or otherwise, for brokers' or finders' fees or commissions relating to this Agreement for which the other party shall have responsibility. Except as otherwise provided herein, all fees, costs and expenses incurred by either party relating to this Agreement shall be paid by the party incurring same.

         L. Confidentiality. Except as may be required by Purchaser under applicable Federal or State securities rules and regulations, neither party shall disclose the contents of this Agreement to any person or entity, including, but not limited to the public or the media; provided, however: (i) that Seller may make such disclosures of this Agreement to persons whose third party consents are necessary for purposes of closing this transaction, and (ii) that the Purchaser may make such disclosures of this Agreement to any federal, state or local agency which Purchaser, in its sole discretion, deems necessary to know of any or all of the terms of this Agreement and to any persons whose third party consents are necessary for purposes of closing this transaction.

         M. Amendment or Waiver. Every right and remedy provided herein shall be cumulative with every other right and remedy, whether conferred herein, at law, or in equity, and may be enforced concurrently herewith, and no waiver by any party of the performance of any obligation by the other shall be construed as a waiver of the same or any other default then, theretofore, or thereafter occurring or existing. At any time prior to Closing, this Agreement may be amended by a writing signed by all parties hereto.

         N.       Headings.   The  section  and  subsection   headings  in  this
                  Agreement are inserted for convenience only and shall not affect in any way the meaning or interpretation of this Agreement.

         IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be executed the day and year first above written.

                                        "Seller"
                                        Metroplex Web Inc., a Texas corporation

                                        By:  /s/       Mark Lindberg
                                             ----------------------------------
                                             Name:     Mark Lindberg
                                             Title:    CEO

                                        "Purchaser"
                                        Virtual Enterprises Inc.,
                                        a Nevada corporation

                                        By:  /s/       Fred G. Luke
                                             ----------------------------------
                                             Name:     Fred G. Luke
                                             Title:    President

                            VIRTUAL ENTERPRISES, INC.

                   Index to Consolidated Financial Statements

Description                                                                Page

Independent Auditors' Report ..............................................F-2

Consolidated Balance Sheet as of May 31, 1999..............................F-3

Consolidated Statements of Operations for the years ended May 31, 1999 and 1998 .................................................................F-4

Consolidated Statements of Stockholders' Equity for the years ended
 May 31, 1999 and 1998 ....................................................F-5

Consolidated Statements of Cash Flows for the years ended May 31, 1999 and 1998 .................................................................F-6

Notes to Consolidated Financial Statements.................................F-7

                                                            [VEI\FIN:53199FS]-7a

                          INDEPENDENT AUDITORS' REPORT



Board of Directors VIRTUAL ENTERPRISES, INC.

We have audited the accompanying consolidated balance sheet of Virtual Enterprises, Inc. (the "Company") as of May 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended May 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 1999, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 1999, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained losses from operations since its inception. The Company requires substantial financing to meet its obligations as they become due. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                        /s/  McKennon, Wilson & Morgan LLP
                                        ---------------------------------------
                                             McKennon, Wilson & Morgan LLP

Irvine, California
August 19, 1999

                                                            [VEI\FIN:53199FS]-7a


                            VIRTUAL ENTERPRISES, INC.
                           Consolidated Balance Sheet
                                  May 31, 1999


ASSETS

Current assets                                                         $                -
Property and equipment, net of accumulated
  depreciation of $106,574                                                        230,474
Goodwill, net of accumulated amortization
  of $115,519                                                                     766,623
Client lists, net of accumulated amortization
  of $46,383                                                                      206,617
Deposits                                                                            9,692

   Total assets                                                        $        1,213,406
                                                                       ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable and bank overdraft                                    $           65,433
Accrued compensation to officers                                                   28,000
Accrued consulting fees                                                           158,000
Other accrued liabilities                                                          65,576
Deferred revenue                                                                   69,605
                                                                       ------------------

   Total current liabilities                                                      386,614

Notes payable to officers                                                         287,133

   Total liabilities                                                              673,747

Commitments and contingencies (Note 5)

Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
   authorized, 15,919,372 shares issued and outstanding                           159,194
  Additional paid in capital
  Accumulated deficit                                                           2,486,345
                                                                               (2,105,880)

   Total stockholders' equity                                                     539,659

   Total liabilities and stockholders' equity                          $        1,213,406
                                                                       ==================


          See accompanying notes to consolidated financial statements.

                                                            [VEI\FIN:53199FS]-7a


                            VIRTUAL ENTERPRISES, INC.
                      Consolidated Statements of Operations
                    For The Years Ended May 31, 1999 and 1998

                                                                  1999                   1998
                                                          --------------------- ---------------------

Net revenues                                              $            382,798  $             247,421
                                                           --------------------  --------------------

Expenses:
  Salaries and wages                                                   181,065                258,470
  Consulting fees and commissions                                       691,866               185,512
  Common stock issued to employees for
     services rendered                                                 235,805                      -
  Other operating expenses                                             731,787                289,812
                                                          --------------------- ---------------------
         Total expenses                                              1,840,523                733,794
                                                          --------------------- ---------------------

Operating loss                                                      (1,457,725)              (486,373)

Interest expense                                                       118,986                 15,571

Other income                                                              (862)                     -
                                                          --------------------- ---------------------

Loss before income taxes                                            (1,575,849)              (501,944)

Income taxes                                                                  -                     -
                                                          --------------------- ---------------------


Net loss                                                  $         (1,575,849) $            (501,944)
                                                          ===================== ======================

Basic and diluted earnings per share                      $              (1.07) $               (2.15)
                                                          ===================== ======================

          See accompanying notes to consolidated financial statements.

                                                            [VEI\FIN:53199FS]-7a


                            VIRTUAL ENTERPRISES, INC.
                 Consolidated Statements of Stockholders' Equity
                    For The Years Ended May 31, 1999 and 1998

                                             Common Stock               Additional
                                                                          Paid-In           Accumulated
                                                                          Capital             Deficit            Total
                                        Shares          Amount
                                    ---------------  ------------- --------------------  -----------------  ---------------

Balances, May 31, 1997                       5,962   $         60  $               440   $        (28,087)  $      (27,587)
Shares deemed issued for
equity participation interests of
   Metroplex                               503,336          5,033              298,061                  -          303,094
Net loss for year                                -              -                    -           (501,944)        (501,944)
                                    ---------------  ------------- --------------------  -----------------  ---------------
Balances, May 31, 1998                     509,298          5,093              298,501           (530,031)        (226,437)
Shares issued for acquisition of
   InteleSell                                1,049             10              135,132                  -          135,142
Conversion of Metroplex note
   payable to InteleSell                 7,154,989         71,550            1,209,450                  -        1,281,000
Shares issued for services
   rendered to Metroplex                 1,406,000         14,060              221,745                  -          235,805
Shares deemed issued in
   satisfaction of preferred
   stock of Metroplex                      332,000          3,320              327,385                  -          330,705
Shares deemed issued for
   equity participation interests
   of Metroplex                            596,664          5,967              353,326                  -          359,293
Shares retained by VTUE
   shareholders in
   recapitalization                      5,919,372         59,194              (59,194)                 -                -
Net loss for year                                -              -                    -         (1,575,849)      (1,575,849)
                                    ---------------  ------------- --------------------  -----------------  ---------------
Balances, May 31, 1999                  15,919,372   $    159,194  $         2,486,345   $     (2,105,880)  $      539,659
                                    ===============  ============= ====================  =================  ===============

          See accompanying notes to consolidated financial statements.

                                                            [VEI\FIN:53199FS]-7a


                            VIRTUAL ENTERPRISES, INC.
                      Consolidated Statement of Cash Flows
                    For The Years Ended May 31, 1999 and 1998

                                                                                  1999                   1998
                                                                          --------------------- ----------------------

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                                  $         (1,575,849) $            (501,944)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                      90,273                 13,387
      Amortization                                                                     161,902                      -
      Issuance of common stock for services rendered by employees                      235,805                      -
      Issuance of common stock for interest                                             81,000                      -
 Change in operating assets and liabilities:
     Increase in accounts payable                                                       13,014                 52,419
      Increase in accrued compensation to officers                                      28,000                      -
      Increase in accrued consulting fees                                              158,000                      -
      Increase in other accrued liabilities                                             53,662                  8,782
      Increase in deferred revenue                                                      37,271                 32,334
                                                                          --------------------- ----------------------

Net cash used in operating activities                                                 (716,922)              (395,022)
                                                                          --------------------- ----------------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                                   (60,288)               (57,322)
                                                                          --------------------- ----------------------

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of notes payable to officers                                                   82,412                149,250
Issuance of common stock for preferred stock of Metroplex                              330,705                      -
Issuance of common stock for equity participation interests of                         364,093                303,094
                                                                          --------------------- ----------------------
Metroplex

Net cash provided by financing activities                                              777,210                452,344
                                                                          --------------------- ----------------------

Net increase in cash                                                      $                  -  $                   -
                                                                          ===================== ======================

Cash paid for:
   Interest                                                               $             18,849  $               9,184
                                                                          ===================== ======================

NON CASH FINANCING ACTIVITIES
 Common stock issued for assets of InteleSell                             $            135,142  $                   -
 Note payable issued for acquisition of InteleSell                        $          1,200,000  $                   -
 Conversion of Metroplex note payable to InteleSell, plus accrued
interest into common stock                                                $          1,281,000  $                   -

         See accompanying notes to consolidated financial statements.

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
                   Notes to Consolidated Financial Statements

Note 1 - Organization and History

Virtual Enterprises, Inc. ("VTUE") was formed in June, 1989 as a Colorado corporation under the name The Toen Group, Inc. VTUE was primarily engaged in the acquisition, maintenance and operation of television stations in various states through 1992. From 1992 through May 5, 1999, VTUE had no operations. Effective October 8, 1996, VTUE's Articles of Incorporation were amended to change the name from The Toen Group, Inc. to Virtual Enterprises, Inc.

In September 1994, VTUE's shareholders voted to effect a 1 for 1000 reverse split of its issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation and included the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, VTUE's authorized number of shares was reduced from 785,000,000 to 50,000,000.

On May 5, 1999, VTUE acquired the assets and assumed certain liabilities of MetroplexWeb, Inc. ("Metroplex") for 10,000,000 shares of common stock, valued at $3,000,000. Metroplex, a Texas corporation was formed on September 12, 1996. Metroplex is engaged primarily in the development, design, hosting and support of Internet web pages. Metroplex also creates, designs and administers Internet malls, where users can search for products and services in their geographical area known as "virtual cities." Metroplex's operations are primarily located in Dallas/Forth Worth, Texas and are expanding into other metropolitan cities. The acquisition of Metroplex is accounted for as a reverse merger as if Metroplex was recapitalized by VTUE.

On June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell, Inc. ("InteleSell"). In connection therewith, Metroplex issued common stock and notes aggregating $1,335,142 to acquire these assets. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts Internet web pages. See Note 3 for further discussion of this acquisition.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at May 31, 1999, include the accounts of VTUE, Metroplex and InteleSell (collectively, the "Company"). All intercompany accounts have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the historical operations of Metroplex for all periods presented. The accompanying consolidated financial statements include the operations of InteleSell beginning July 1, 1998. The accompanying consolidated financial statements include the operations of VTUE from May 5, 1999.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has generated cash flows from financing activities to fund losses from operations. The Company, through VTUE, expects to raise equity and/or debt financing through a private placement of securities. The Company expects to use the financing to fund losses from operations for the foreseeable future. Losses from operations are expected to increase due to management's belief that expanded marketing and sales efforts is required to significantly increase the Company's revenues. There are no assurances that VTUE will be successful in obtaining additional funding on terms satisfactory to the Company. These factors

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Property and Equipment

Property and equipment are depreciated over their estimated useful lives using the straight-line method ranging from three to five years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

The Company periodically reviews the value of its property and equipment for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the future undiscounted net cash flows expected to be generated by an asset from its use and eventual disposition are less than the carrying amount of the asset. Management believes no permanent impairment has occurred.

Property and equipment are stated at cost, net of accumulated depreciation, and are comprised of the following at May 31, 1999:

Property and equipment                $         297,007
Furniture and fixtures                           37,694
Leasehold improvements                            2,847
                                      -----------------
                                                337,048
Less accumulated depreciation                  (106,574)
                                      $         230,474

Intangible Assets

Customer lists represent the value of customers acquired from InteleSell on June 30, 1998. The Company assigned the value based on comparable acquisitions of customer lists in the Company's industry. Management assigned a value of $1,000 per customer acquired, or $253,000. The Company amortizes these costs over its expected benefit period from the customer. In management's opinion, the expected benefit period of it's customers acquired is approximately five (5) years, and accordingly, customer lists are amortized over five (5) years using the straight line basis. In the event circumstances affecting customer retention change, management will adjust the period to be benefitted prospectively. During the year ended May 31, 1999, amortization of customer lists amounted to $46,383.

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis over seven (7) years. The Company assesses the recoverability of this intangible asset quarterly, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill. During the year ended May 31, 1999, amortization of goodwill amounted to $115,519.

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

Revenue Recognition / Deferred Revenue

Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with American Institute of Certified Public Accountants, Statements of Position 97-2 and 98-4, "Software Revenue Recognition". Revenue from web site development is recorded when the web site is completed and operational. Web site hosting revenue is recognized ratably over the contract period. Provisions for losses are recorded for bad debts for credit customers.

The Company generally enters into contracts to host customer web sites for one year or more. At May 31, 1999 and 1998, the Company deferred $69,605 and $32,335, respectively of such revenue.

Research and Development

Research and development costs are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", does not materially affect the Company.

Advertising Costs

The Company expenses the costs of advertising as incurred.

Provision for Income Taxes

The Company accounts for its income taxes under an asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between bases used for financial reporting and income tax reporting purposes. Income taxes are provided based on the enacted tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The Company's net deferred tax assets of approximately $441,000 at May 31, 1999, consist of net operating loss carryforwards amounting to approximately $1,193,000 for federal income tax reporting purposes, as well as cwertain state net operating loss carryforwards. At May 31, 1999, the Company provided a valuation allowance for deferred tax asset totaling $441,000. During the years ended May 31, 1999 and 1998, the Company's valuation allowance increased $117,000 and 54,000, respectively.

Loss Per Share

In February 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 128, "Earnings Per Share" ("EPS"). SFAS No. 128 requires dual presentation of basic EPS and diluted EPS on the face of all income statements issued after December 15, 1997 for all entities with complex capital structures. Basic EPS is computed as net income divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities. The effect of stock options and warrants granted but not exercised has been excluded in the accompanying consolidated statements of operations as the effect would have been antidilutive. See Note 6 for discussion of these stock options and warrants which are antidilutive.

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Financial Instruments

At May 31, 1999, the Company has no assets considered financial instruments. Financial liabilities with carrying values approximating fair value include accounts payable and accrued liabilities. Notes payable to related parties have no readily ascertainable fair value since there exists no market for such instruments.

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company had adopted the provisions of this statement during the current fiscal year, with no impact on the accompanying consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company's operations have been classified into two operating segments: (i) Web Site Development the Company contracts the design, development and implementation of Internet sites on the World Wide Web; and (ii) Web Site hosting - the Company provides web hosting and support services.

The Company's operating segments are differentiated by service type. Summarized financial information by operating segment is as follows:


                                              1999                 1998
                                       ------------------- --------------------
Net revenues:
         Web Site Development          $           326,000 $            218,000
         Web Site Hosting                           57,000               29,000
                                       ------------------- --------------------
                                       $           383,000 $            247,000
                                       =================== ====================

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

Stock-based Compensation

The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. Through May 31, 1999, the Company had no employee stock options outstanding.

Note 3 - Acquisitions

As discussed in Note 1, on June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell to acquire all of the assets owned by InteleSell. In connection therewith, Metroplex issued 1,049 shares of it's common stock valued at $135,142 and a note payable of $1,200,000. The $1,335,142 purchase price has been allocated approximately $200,000 to certain property and equipment, and $253,000 to customer lists based on their estimated fair value. Metroplex allocated the remaining purchase price of $882,142 to goodwill.

As discussed in Note 1, on May 5, 1999, VTUE acquired the assets of Metroplex for 10,000,000 shares of common stock valued at $3,000,000. The acquisition of Metroplex is accounted for as a reverse merger, as if Metroplex was recapitalized by VTUE.

The unaudited pro forma statement of operations data for the years ended May 31, 1999 and 1998, assuming the acquisition of Metroplex and InteleSell occurred June 1, 1997, are as follows:


                               1999                1998
                       -------------------- ------------------
Revenues               $           387,788  $         270,871
                       ==================== ==================
Net loss               $        (1,810,420) $      (1,082,968)
                       ==================== ==================

The above unaudited pro forma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred as of the dates indicated.

Note 4 - Notes Payable

In connection with the acquisition of InteleSell, the Company issued a note payable of $1,200,000, interest at 8% per annum, due in annual installments of $96,000, with remaining principal, plus accrued interest due on June 30, 2001. Interest expense included in operations during fiscal 1999 amounted to approximately $81,000. On or about May 4, 1999, the noteholders agreed to convert principal, plus accrued interest into 7,154,989 shares of the Company's common stock.

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 5 - Commitments and Contingencies

Operating Leases

The Company is obligated under certain facility lease agreements to make future annual minimum rental payments, excluding taxes and common area maintenance costs, for the years ending May 31 as follows:

    Year Ending
      May 31,
    -----------
       2000          $           113,000
       2001                      119,000
       2002                       71,000
                     -------------------
       Total         $           303,000
                     ===================

The lease on the Company's headquarters expires in December 2001.

Rent expense for the years ended May 31, 1999 and 1998 was $97,682, and $25,543, respectively.

Consulting Agreements

On November 1, 1998, Metroplex red into certain agreements for marketing and sales assistance, as well as certain financial advisory services. These agreements expire on June 30, 1999. Total consulting fees incurred in connection with these agreements amounted to $196,000, of which $186,000 is accrued in the accompanying consolidated balance sheet for amounts unpaid.

Through June 30, 1998, VTUE had outstanding consulting agreements with certain officers, directors and consultants which were terminated on that date. On or about December 18, 1998, VTUE issued 4,270,000 shares of its common stock to satisfy these agreements and certain trade liabilities totaling $504,161 or $.11 per share.

On July 1, 1998 VTUE entered an agreement with NuVen Advisors,Inc. ("NuVen") for financial advisory services at the rate of $10,000 per month. In connection with this agreement on April 30, 1999 VTUE issued 850,000 shares of common stock in settlement of services rendered through April 30, 1999 valued at $100,000 or $.12 per share.

Note 6 - Stockholders' Equity

Common Stock

In connection with Metroplex's acquisition of the assets of InteleSell on June 30, 1998, the Company issued 1,049 shares of it's common stock valued at $135,142 (see Notes 1 and 3). The Board of Directors valued this common stock based on the Company's peer group historical revenues and 1999 projected revenues. The value placed on these shares of common stock was approximately $129 per share.

On May 3, 1999, Metroplex's Board of Directors and shareholders approved the conversion of the InteleSell notes payable totaling $1,200,000, plus accrued interest of $81,000 into 7,154,989 shares of the Company's common stock. The parties agreed to a value per share of the Company's common stock of $.18 per share; however, no credit was provided for accrued interest. The notes plus the accrued interest were converted on May 4, 1999.

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

On May 3, 1999, Metroplex's Board of Directors and shareholders approved the issuance of 1,406,000 shares of common stock to certain officers and employees for prior services rendered to the Company. The shares issued for services rendered were valued by the Board of Directors at $.17 per share. The valuation was primarily based on the negotiated conversion of the InteleSell notes into the Company's common stock.

During fiscal 1999, Metroplex issued 332 shares of convertible preferred stock at $1,000 per share. Each preferred share was converted into 1,000 shares of the Company's common stock. Through May 31, 1999, Metroplex received net proceeds of $330,705; no convertible preferred shares were issued subsequent to May 31, 1999.

From July 1997 through May 31, 1999 Metroplex authorized and issued participating equity instruments, which enabled the holder to participate in the profits and benefit from a sale or an initial public offering of Metroplex. Such interests were converted into shares of common stock subsequent to the acquisition of Metroplex's assets. On May 31, 1999 the participants will be issued 1,100,000 shares of common stock in satisfaction of $662,387 of these equity participation interests. Shares were deemed issued retroactively to effect the date of issuance of the participation interest; 503,336 shares in fiscal 1998 and 596,664 shares in fiscal 1999.

Stock Options

In connection with a management agreement, the Company issued options to purchase 750,000 shares at $0.01 per share on or about August 1, 1995. The options are fully vested and are exercisable at any time prior to December 31, 1999. In addition, in connection with certain consulting agreements, the Company issued options to purchase 100,000 shares of common stock, each, to two (2) individuals, exercisable at $1.00 per share, expiring on December 31, 1999 and June 30, 2001, respectively. These stock options were fully vested at the date of issuance.

Warrants

As of May 31, 1999, warrants to purchase 668,000 shares of common stock were outstanding at an exercise price of $5.00 per share. The warrants are exercisable at the option of the holders on or before December 31, 2000.


Note 7 - Related Party Transactions

Metroplex has made payments of $4,581 in fiscal year 1999 to a computer retailer of which an employee of the Company is an owner.

The Company has a note payable due to an officer of the Company totaling $248,436 at May 31, 1999 for advances to the Company through charges for Company expenses on his personal credit card. The note bears interest at 17% per annum and is due on demand. Management expects to repay the note in fiscal 2000. Payments for interest charges under this note were $18,849 and $9,184 in fiscal 1999 and 1998, respectively.

The Company has a note payable due to a former officer of the Company totaling $38,596 at May 31, 1999 for advances to the Company through charges for Company expenses on his personal credit card. The note bears interest at 17% per annum and is due on demand. Management expects to repay the note in fiscal 2000.
No interest payments have been made on this note to date.

                                                            [VEI\FIN:53199FS]-7a

                            VIRTUAL ENTERPRISES, INC.
             Notes to Consolidated Financial Statements (Continued)

Note 8 - Subsequent Events

On June 6, 1999, the Company issued 8% notes payable amounting to $250,000. The note matures on June 6, 2000. The Company issued 200,000 shares of common stock valued at $200,000. These shares of common stock will be held in escrow until maturity or an event of default, at which time these shares will be released to the noteholder free of liens or encumbrances. The value of these common shares of $200,000 will be included in debt issue costs to be amortized to operations using the effective interest method, through maturity.

                                                            [VEI\FIN:53199FS]-7a