Form 10QSB
period 1999-08-31
NETCOMMERCE INC
filed 1999-11-03
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended August 31, 1999           Commission File No.    33-23430-D

                                NETCOMMERCE, INC.
                      (Formerly Virtual Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)

             Nevada                                        84-1091271
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)



        4695 MacArthur Court, Suite 530, Newport Beach, California 92660
               (Address of principal executive offices) (Zip Code)

                                 (949) 475-6755
              (Registrant's telephone number, including area code)



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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of August 31, 1999, there were 16,119,372 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock issued in September 6, 1990 and expiring December 31, 2000.


                                                              [NETCOM\10Q:83199]

                                NETCOMMERCE, INC.
                                      INDEX



                                      Page
                                     PART I

Item 1.   Financial Statements

          Consolidated Balance Sheet - August 31, 1999 ........................1

          Consolidated Statements of Operations - Three Months Ended
             August 31, 1999 and 1998..........................................2

          Consolidated Statements of Stockholders Equity
             Three Months Ended - August 31, 1999 .............................3

          Consolidated Statements of Cash Flows - Three Months Ended
             August 31, 1999 and 1998..........................................4

          Notes to Financial Statements........................................5


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations........................8



                                     PART II

Item 1.   Legal Proceedings................................................... 9

Item 2.   Changes In Securities............................................... 9

Item 3.   Defaults Upon Senior Securities..................................... 9

Item 4.   Submission of Matters to a Vote of Security Holders................. 9

Item 5.   Other Information...................................................10

Item 6.   Exhibits and Reports on Form 8-K....................................10






                                        I

                                                              [NETCOM\10Q:83199]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                           Consolidated Balance Sheet
                                 August 31, 1999





ASSETS

Cash                                                             $       53,761
Accounts Receivable                                                      10,950

   Total current assets                                                  64,711

Property and equipment, net of accumulated
  depreciation of $135,574                                              248,111
Goodwill, net of accumulated amortization
  of $143,649                                                           738,493
Client lists, net of accumulated amortization
  of $57,135                                                            195,865
Prepaid Expenses                                                        150,000
Deposits                                                                  9,692

   Total assets                                                  $    1,406,872

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                 $      203,869
Accrued compensation to officers                                         42,000
Accrued consulting fees                                                 186,000
Other accrued liabilities                                               158,570
Deferred revenue                                                         70,522
Notes Payable                                                           250,000

   Total current liabilities                                            910,961

Notes payable to officers                                               287,133

   Total liabilities                                                  1,198,094


Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
   authorized, 16,119,372 shares issued and outstanding
  Additional paid in capital                                            161,194
  Accumulated deficit
                                                                      2,684,345
                                                                     (2,636,761)

   Total stockholders' equity                                           208,778

   Total liabilities and stockholders equity                    $     1,406,872



          See accompanying notes to consolidated financial statements.

                                        1
                                                              [NETCOM\10Q:83199]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                      Consolidated Statements of Operations
               For The Three Months Ended August 31, 1999 and 1998





                                                 1999           1998
Net revenues                              $       206,159  $     38,280

Expenses:
  Salaries and wages                               49,204        32,592
  Consulting fees and commissions                  89,141       124,536
  Common stock issued to employees for
     services rendered                                  -        42,445
  Other operating expenses                        485,923       131,722
         Total expenses                           624,268       331,294

Operating loss                                   (418,109)     (293,015)

Interest expense                                  111,172        21,417

Other income                                            -          (155)

Loss before income taxes                         (529,281)     (314,277)

Income taxes                                        1,600             -


Net loss                                  $      (530,881) $   (314,277)

Basic and diluted earnings per share      $          (.03) $       (.21)















          See accompanying notes to consolidated financial statements.

                                                              [NETCOM\10Q:83199]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                 Consolidated Statements of Stockholders Equity
                   For The Three Months Ended August 31, 1999




                                      Common Stock             Additional
                                                                Paid-In    Accumulated
                                    Shares        Amount        Capital       Deficit       Total


Balances, May 31, 1999           15,919,372  $    159,194  $   2,486,345  $ (2,105,880) $    539,659
Shares issued in connection
with loan funding                   200,000         2,000        198,000             -       200,000

Net loss for period                       -             -              -      (530,881)     (530,881)

Balances for August 31, 1999     16,119,372       161,195  $   2,684,345  $ (2,686,761) $    208,778






























          See accompanying notes to consolidated financial statements.
                                                              [NETCOM\10Q:83199]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                      Consolidated Statement of Cash Flows
               For The Three Months Ended August 31, 1999 and 1998





                                                                         1999          1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                            $  (530,881) $  (314,277)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                       29,000       15,600
      Amortization                                                       38,882            -
      Issuance of common stock for services rendered by employees             -       42,445

 Change in operating assets and liabilities:
      Issuance of common stock for interest, net of amortization
         of $50,000 in 1999                                             150,000       20,000
      Increase in accounts payable                                      138,435       24,250
      Increase in accrued compensation to officers                       14,000        7,000
      Increase in accrued consulting fees                                28,000       45,000
      Other                                                             (17,038)      56,482

Net cash used in operating activities                                  (259,602)    (110,500)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                    (46,637)     (14,500)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of notes payable                                               250,000            -
Issuance of notes payable to officers                                         -      125,000

Net cash provided by financing activities                               250,000      125,000

Net increase in cash                                                 $   53,761  $         -












          See accompanying notes to consolidated financial statements.

                                                              [NETCOM\10Q:83199]
                                        4

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                   Notes to Consolidated Financial Statements



Note 1 - Organization and History

     On August 31, 1999, the Company received notice of filing and acceptance by the Nevada Secretary of State of its restated and amended Articles of Incorporation. In the process, the name of the Company was changed from Virtual Enterprises, Inc.(VTUE) to NetCommerce, Inc. (NEET) to better reflect its new corporate direction.

     On May 5, 1999, NEET acquired the assets and assumed certain liabilities of MetroplexWeb, Inc. (Metroplex) for 10,000,000 shares of common stock, valued at $3,000,000. Metroplex, a Texas corporation was formed on September 12, 1996. Metroplex is engaged primarily in the development, design, hosting and support of Internet web pages. Metroplex also creates, designs and administers Internet malls, where users can search for products and services in their geographical area known as virtual cities. Metroplexs operations are primarily located in Dallas/Forth Worth, Texas and are expanding into other metropolitan cities. The acquisition of Metroplex is accounted for as a reverse merger as if Metroplex was recapitalized by NEET.

     On June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell, Inc. (InteleSell). In connection therewith, Metroplex issued common stock and notes aggregating $1,335,142 to acquire these assets. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts Internet web pages. See Note 3 for further discussion of this acquisition.

Recent Developments

     Consistent with its operating strategy, on July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser.Net (Anyuser), South Korean corporation, of Seoul, Korea, whereby the Company intends to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. Anyuser has developed proprietary Internet and data/video/voice switching software for one touch video communicating over the Internet. Under the agreement, Anyuser will provide hardware and market video Internet services in the Asian market and the Company will obtain exclusive licensing for Anyusers products including the exclusive right to market the Web Video Phone and related services in the North and South American marketplace. Anyuser will license and market the Companys products in the Asian market, including the Metroplex city guides, web design, web hosting and e-commerce products. Royalty payments will be made by the parties for licensed products.

     On August 2, 1999 the Company formed InterCom, Inc., a Nevada corporation (InterCom) as a wholly owned subsidiary to conduct all of the Companys planned ventures in the telecommunications arena.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements at August 31, 1999, include the accounts of NEET, Metroplex and InteleSell (collectively, the Company). All intercompany accounts have been eliminated in consolidation.

     The accompanying consolidated financial statements reflect the historical operations of Metroplex for all periods presented. The accompanying consolidated financial statements include the operations of InteleSell beginning July 1, 1998.



                                                              [NETCOM\10Q:83199]
                                        5

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
             Notes to Consolidated Financial Statements (Continued)


Note 2 - Summary of Significant Accounting Policies (Contd)

Liquidity

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has generated cash flows from financing activities to fund losses from operations. The Company, through NEET, expects to raise equity and/or debt financing through a private placement of securities. The Company expects to use the financing to fund losses from operations for the foreseeable future. Losses from operations are expected to increase due to managements belief that expanded marketing and sales efforts is required to significantly increase the Companys revenues. There are no assurances that NEET will be successful in obtaining additional funding on terms satisfactory to the Company. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Intangible Assets

     Customer lists represent the value of customers acquired from InteleSell on June 30, 1998. The Company assigned the value based on comparable acquisitions of customer lists in the Companys industry. Management assigned a value of $1,000 per customer acquired, or $253,000. The Company amortizes these costs over its expected benefit period from the customer. In managements opinion, the expected benefit period of its customers acquired is approximately five (5) years, and accordingly, customer lists are amortized over five (5) years using the straight line basis. In the event circumstances affecting customer retention change, management will adjust the period to be benefitted prospectively.

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

Revenue Recognition / Deferred Revenue

     Revenue is recognized when earned. The Companys revenue recognition policies are in compliance with American Institute of Certified Public Accountants, Statements of Position 97-2 and 98-4, Software Revenue Recognition. Revenue from web site development is recorded when the web site is completed and operational. Web site hosting revenue is recognized ratably over the contract period. Provisions for losses are recorded for bad debts for credit customers.


                                                              [NETCOM\10Q:83199]

Research and Development

     Research and development costs are expensed as incurred. Statement of Financial Accounting Standards (SFAS) 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

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

Unaudited Interim Financial Statements

     The interim financial data as of August 31, 1999, and for the three months ended August 31, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the Company's financial position as of August 31, 1999, and the results of its operations and cash flows for the three months ended August 31, 1999 and 1998.










                                                              [NETCOM\10Q:83199]

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     NetCommerce is an Internet-related holding company which invests in, develops and operates Internet service companies from majority or wholly owned subsidiaries. NetCommerce's Internet services, including web page design, web-hosting and ISP marketing activities are conducted through Metroplex. NetCommerce's Internet-related telecommunications services are developmental-stage and include prepaid calling cards, re-marketing of long distance services and its recent venture to license and acquire an equity interest for AnyUser, market for the new Web Video Phone software. All of the company's telecommunication services will be conducted through InterCom, Inc. Both Metroplex and InterCom are wholly-owned subsidiaries.

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

     Consistent with its operating strategy, on July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser, whereby the Company intends to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. Anyuser has developed proprietary Internet and data/video/voice switching software for one touch video communicating over the Internet. Under the agreement, Anyuser will provide hardware and market video Internet services in the Asian market and the Company will obtain exclusive licensing for Anyusers products including the exclusive right to market the Web Video Phone and related services in the North and South American marketplace. Anyuser will license and market the Companys products in the Asian market, including the Metroplex city guides, web design, web hosting and e-commerce products. Royalty payments will be made by the parties for licensed products.

     The Company is currently planning expansion into the telecommunications arena. Accordingly, on August 2, 1999, InterCom was formed with the intention of conducting the Companys telecommunications business as well as the licensing of the Web Video Phone software acquired from Anyuser.

Results of Operations

     Three Months Ended August 31, 1999 Compared to Three Months Ended August 31, 1998

     Revenues for the three months ended August 31, 1999, were $206,000 versus $38,000 in 1998, a 539% increase over the prior year. Revenues increased as the Company continued to expand its operations, as well as the 1999 quarter included the operations of Intellesell for the full quarter versus only two months in 1998. The Companys revenues from web development and hosting were $176,000 and $30,000, respectively for the current quarter versus total revenues of $38,000 for the 1998 quarter. The Company recognizes hosting fee revenues over the term of the contract, usually one year. This increase can be attributed to the Companys emphasis on expanding its operations.

     Expenses were $624,000 in the first quarter of 1999 compared to $331,000 in the first quarter of 1998, an 89% increase. The increase was primarily attributable to an increase in marketing and sales efforts resulting from a full year of city mall operation, as well as expansion into additional cities. Increased sales efforts required additional production and support staff for web page design and support.

                                                              [NETCOM\10Q:83199]

Liquidity and Capital Resources.

     As of August 31, 1999, the Company had a working capital deficiency of $846,000, a decrease of $540,000 from August 31, 1998. The decrease was attributable to the continued accrual of professional, consulting, and advisory services incurred but not paid and the incurrence of short term debt during the quarter ended August 31, 1999.

     The Company had a cash balance of $54,000 at August 31, 1999 against an overdraft in 1998. The limited available cash balances are a direct result of the Company having negative capital resources and losses from operations during the year ended May 31, 1999 and the current quarter. On June 6, 1999, the Company issued 8% notes payable totaling $250,000, due and payable June 6, 2000. As an inducement to obtain the financing, the Company issued 200,000 shares of its common stock. Management estimates the value of such shares at $200,000 which will be amortized to interest costs over the next 12 months.

     The Companys plan is to seek for additional sources of capital and new operating opportunities. Management believes that $1 to $3 million is needed to fund sale, marketing, and product development. In the interim, the Companys existence is dependent on continuing financial support from an affiliate.
Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs. There are no assurances that the Company will be successful in completing an offering sufficient to meet its operating needs. Such conditions raise substantial doubt about the Companys ability to continue as a going concern unless substantial funds can be raised through debt or equity capital. As such, the Companys independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Impact of Year 2000

     Based on a recent and ongoing assessment, the Company has determined that all of its operating software and systems are year 2000 compliant. It has further determined that it will not be required to modify the software or replace portions of the software that has been sold to customers so that customers computer systems will function properly with respect to dates in the year 2000 and thereafter. The costs of becoming year 2000 compliant have not been material to the Company.


Part II   OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no changes since the Companys last report in Item 3, Legal Proceedings of Form 10-KSB for the fiscal year ended May 31, 1999.

Item 2.   Changes in Securities

     Not Applicable

Item 3.   Defaults upon Senior Securities

     Not Applicable

Item 4.   Submission of Matters to Vote of Securities Holders

     None

                                                              [NETCOM\10Q:83199]

Item 5.   Other Information

     None

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits - None

          (b)  Form 8-K

On July 20, 1999, the Company filed a Form 8-K reporting the consolidated financial statements of the Company reflecting the acquisition of MetroplexWeb, Inc.

On August 31, 1999, the Company filed a Form 8-K reporting the change of its name from Virtual Enterprises, Inc. to NetCopmmerce, Inc.


                                                               NETCOM\10Q:83199]
                                       10

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NetCommerce, Inc.



Date:   November 3, 1999               By:   /s/ Fred G. Luke
                                             Fred G. Luke,
                                             Chairman of the Board and President

                                                              [NETCOM\10Q:83199]
                                       11