Form 10QSB
period 1999-11-30
NETCOMMERCE INC
filed 2000-01-19
CIK 837295

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-QSB

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For Quarter Ended November 30, 1999               Commission File No. 33-23430-D

                                NETCOMMERCE, INC.
                      (Formerly Virtual Enterprises, Inc.)
             (Exact name of registrant as specified in its charter)

             Nevada                                          84-1091271
   (State or other jurisdiction of                (I.R.S. Employer
     incorporation or organization)                       Identification Number)



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

                                              Yes X       No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     As of November 30, 1999, there were 16,240,272 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                                                        [NETCOM\10Q:113099a.wpd]

                                NETCOMMERCE, INC.
                                      INDEX



                                                                            Page
                                     PART I

Item 1.   Financial Statements

          Consolidated Balance Sheet - November 30, 1999.......................1

          Consolidated Statements of Operations - Six Months and Three
                                                            Months Ended
             November 30, 1999 and 1998........................................2

          Consolidated Statements of Stockholders' Equity
             Six Months Ended  November 30, 1999 ..............................3

          Consolidated Statements of Cash Flows - Six Months Ended
             November 30, 1999 and 1998........................................4

          Notes to Financial Statements........................................5


Item 2.   Management's Discussion and Analysis of

          Financial Condition and Results of Operations........................8



                                     PART II

Item 1.   Legal Proceedings...................................................10

Item 2.   Changes In Securities...............................................10

Item 3.   Defaults Upon Senior Securities.....................................10

Item 4.   Submission of Matters to a Vote of Security Holders.................10

Item 5.   Other Information...................................................10

Item 6.   Exhibits and Reports on Form 8-K....................................10






                                        I

                                                        [NETCOM\10Q:113099a.wpd]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                           Consolidated Balance Sheet
                                November 30, 1999




ASSETS

Cash                                                                   $                -
Accounts Receivable                                                                49,629

Total current assets                                                               49,629

Property and equipment, net of accumulated
  depreciation of $165,228                                                        229,411
Goodwill, net of accumulated amortization
  of $171,779                                                                     710,363
Client lists, net of accumulated amortization
  of $67,887                                                                      185,115
Prepaid Expenses                                                                  275,800
Deposits                                                                            9,692

   Total assets                                                        $        1,460,010

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                  470,616
Accrued compensation to officers                                                   42,000
Accrued consulting fees                                                           186,000
Other accrued liabilities                                                         144,158
Deferred revenue                                                                  113,077
Notes Payable                                                                     350,000

   Total current liabilities                                                    1,305,851

Notes payable to officers                                                         287,133

   Total liabilities                                                            1,592,984


Stockholders' equity:
  Common stock, par value $0.01; 50,000,000 shares
   authorized, 16,240,272 shares issued and outstanding
  Additional paid in capital                                                      162,403
  Accumulated deficit                                                           2,793,316
                                                                               (3,088,693)

   Total stockholders' equity                                                    (132,974)

   Total liabilities and stockholders' equity                          $        1,460,010

          See accompanying notes to consolidated financial statements.

                                                        [NETCOM\10Q:113099a.wpd]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                      Consolidated Statements of Operations
      For The Six Months and Three Months Ended November 30, 1999 and 1998



                                                Three Months Ended         Six Months Ended
                                                    November 30,            Novemeber 30,

                                                1999         1998          1999       1998

Net revenues                                 $ 193,460    $   76,560    $ 399,619  $  114,840

Expenses:
   Salaries and wages                           86,596        39,834      135,800      72,426
   Consulting fees and commissions             357,937       152,211      447,078     276,747
   Common stock issued to employees for
     services rendered                               -        51,877            -      94,322
   Other operating expenses                     72,910       160,993      558,833     292,715
         Total expenses                        517,443       404,915    1,141,711     736,210

Operating loss                                (323,983)     (328,355)    (742,092)   (621,370)

Interest expense                               127,949        26,177      239,212      47,594

                                                     -          (190)           -        (345)
Loss before income taxes                      (451,932)     (354,342)    (981,213)   (668,619)

Income taxes                                         -             -        1,600          -

Net loss                                     $(451,932)   $ (354,342)   $(982,813)  $(668,619)
Basic and diluted earnings per share         $    (.03)   $     (.02) $      (.06)  $    (.04)




                                                        [NETCOM\10Q:113099a.wpd]

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                 Consolidated Statements of Stockholders' Equity
                   For The Six Months Ended November 30, 1999





                                         Common Stock        Additional
                                                               Paid-In      Accumulated
                                      Shares      Amount       Capital        Deficit        Total
Balances, May 31, 1999             15,919,372   $159,194     $2,486,345    $(2,105,880)   $ 539,659
Shares issued in connection with
loan funding                          200,000      2,000        198,000              -      200,000
Net loss for peiod                          -          -              -       (530,881)    (530,881)
Balances for August 31, 1999       16,119,372    161,194      2,684,345     (2,636,761)     208,778
Shares issued in connection with
loan funding                          100,000      1,000         99,000              -      100,000
Shares issued in settlement of
debt                                   20,900        209          9,971              -       10,000
Net loss for period                         -          -              -       (451,932)    (451,932)
Balances for November 30,
1999                               16,240,272   $162,403     $2,793,316     (3,088,693)   $(132,974)






















          See accompanying notes to consolidated financial statements.

                                                        [NETCOM\10Q:113099a.wpd]
                                        3

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                      Consolidated Statement of Cash Flows
               For The Six Months Ended November 30, 1999 and 1998





                                                                             1999               1998

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss                                                               $  (982,813)       $   (668,619)
   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                          58,654              31,200
      Amortization                                                         102,764                   -
      Issuance of common stock for services rendered by employees                -             174,937

 Change in operating assets and liabilities:
      Issuance of common stock for interest, net of amortization of
      $100,000                                                             175,000              40,000
     Increase in accounts payable                                          340,362              48,000
      Increase in accrued compensation to officers                          14,000              14,000
      Increase in accrued consulting fees                                   28,000              90,000
      Other                                                                (28,251)            100,482

Net cash used in operating activities                                     (292,284)           (170,000)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                       (57,716)            (30,000)

CASH FLOWS FROM FINANCING ACTIVITIES:

Issuance of notes payable                                                  350,000                   -
Issuance of notes payable to officers                                            -             200,000

Net cash provided by financing activities                                  350,000             200,000

Net increase (decrease) in cash                                                  -                   -

Cash at Beginning of Period                                                      -                   -

Cash at End of Period                                                     $      -         $         -












          See accompanying notes to consolidated financial statements.

                                                        [NETCOM\10Q:113099a.wpd]
                                        4

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
             Notes to Consolidated Financial Statements (Continued)

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
                   Notes to Consolidated Financial Statements



Note 1 - Organization and History

     On August 31, 1999, the Company received notice of filing and acceptance by the Nevada Secretary of State of its restated and amended Articles of Incorporation. In the process, the name of the Company was changed from Virtual Enterprises, Inc.("VTUE") to NetCommerce, Inc. ("NEET") to better reflect its new corporate direction. On May 5, 1999, NEET acquired the assets and assumed certain liabilities of MetroplexWeb, Inc. ("Metroplex") for 10,000,000 shares of common stock, valued at $3,000,000. Metroplex, a Texas corporation was formed on September 12, 1996. Metroplex is engaged primarily in the development, design, hosting and support of Internet web pages and e-commerce applications. Metroplex also creates, designs and administers Internet malls and city directories, where users can search for products and services in their geographical area known as "virtual cities." Metroplex's operations are primarily located in Dallas/Forth Worth, Texas and are expanding into other metropolitan cities. The acquisition of Metroplex is accounted for as a reverse merger as if Metroplex was recapitalized by NEET. On June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell, Inc. ("InteleSell"). In connection therewith, Metroplex issued common stock and notes aggregating $1,335,142 to acquire these assets. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts Internet web pages. See Note 3 for further discussion of this acquisition.

Recent Developments

     Consistent with its operating strategy, on July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser.Net ("Anyuser"), South Korean corporation, of Seoul, Korea, whereby the Company intends to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. Anyuser has developed proprietary Internet and data/video/voice switching software for one touch video communicating over the Internet. Under the agreement, Anyuser will provide hardware and market video Internet services in the Asian market and the Company will obtain exclusive licensing for Anyuser's products including the exclusive right to market the Web Video Phone and related services in the North and South American marketplace. Anyuser will license and market the Company's products in the Asian market, including the Metroplex city guides, web design, web hosting and e-commerce products. Royalty payments will be made by the parties for licensed products. Negotiations with Anyuser are continuing.

     On August 2, 1999 the Company formed InterCom, Inc., a Nevada corporation ("InterCom") as a wholly owned subsidiary to conduct all of the Company's planned ventures in the telecommunications arena. To date, no operations have commenced in InterCom, Inc.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

     The accompanying consolidated financial statements at November 30, 1999, include the accounts of NEET, Metroplex and InteleSell (collectively, the "Company"). All intercompany accounts have been eliminated in consolidation.

     The accompanying consolidated financial statements reflect the historical operations of Metroplex for all periods presented. The accompanying consolidated financial statements include the operations of InteleSell beginning July 1, 1998.

                            [NETCOM\10Q:113099a.wpd]
                                        5

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
             Notes to Consolidated Financial Statements (Continued)


Note 2 - Summary of Significant Accounting Policies (Cont'd)

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

Intangible Assets

     Customer lists represent the value of customers acquired from InteleSell on June 30, 1998. The Company assigned the value based on comparable acquisitions of customer lists in the Company's industry. Management assigned a value of $1,000 per customer acquired, or $253,000. The Company amortizes these costs over its expected benefit period from the customer. In management's opinion, the expected benefit period of its customers acquired is approximately five (5) years, and accordingly, customer lists are amortized over five (5) years using the straight line basis. In the event circumstances affecting customer retention change, management will adjust the period to be benefitted prospectively.

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

Revenue Recognition / Deferred Revenue

     Revenue is recognized when earned. The Company's revenue recognition policies are in compliance with American Institute of Certified Public
Accountants, Statements of Position 97-2 and 98-4, "Software Revenue Recognition." Revenue from web site development is recorded when the web site is completed and operational. Web site hosting revenue is recognized ratably over the contract period. Provisions for losses are recorded for bad debts for credit customers.


                                                        [NETCOM\10Q:113099a.wpd]
                                        6

                                NetCommerce, Inc.
                      (Formerly, Virtual Enterprises, Inc.)
             Notes to Consolidated Financial Statements (Continued)

Note 2 - Summary of Significant Accounting Policies (Cont'd)

Research and Development

     Research and development costs are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of
Computer Software to Be Sold, Leased, or Otherwise Marketed," does not materially affect the Company.

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

Unaudited Interim Financial Statements

     The interim financial data as of November 30, 1999, and for the three months and six months ended November 30, 1999 and 1998, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of November 30, 1999, and the results of its operations and cash flows for the Six months ended November 30, 1999 and 1998.
















                                                        [NETCOM\10Q:113099a.wpd]

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

     Consistent with its operating strategy, on July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser, whereby the Company intends to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. Anyuser has developed proprietary Internet and data/video/voice switching software for one touch video communicating over the Internet. Under the agreement, Anyuser will provide hardware and market video Internet services in the Asian market and the Company will obtain exclusive licensing for Anyuser's products including the exclusive right to market the Web Video Phone and related services in the North and South American marketplace. Anyuser will license and market the Company's products in the Asian market, including the Metroplex city guides, web design, web hosting and e-commerce products. Royalty payments will be made by the parties for licensed products. Negotiations with Anyuser are continuing.

     The Company is currently planning expansion into the telecommunications arena. Accordingly, on August 2, 1999, InterCom was formed with the intention of conducting the Company's telecommunications business as well as the licensing of the Web Video Phone software acquired from Anyuser.

Results of Operations

Six Months Ended November 30,1999 Compared to Six Months Ended November 30, 1998


     Revenues for the Six months ended November 30, 1999, were $399,619 versus $114,840 in 1998, a 348% increase over the prior year. Revenues increased as the Company continued to expand its operations, as well as the 1999 six months included the operations of Intellesell for the full six months versus only five months in 1998. The Company's revenues from web development and hosting were $328,000 and $72,000, respectively for the current six months versus total revenues of $115,000 for the 1998 six months. The Company recognizes hosting fee revenues over the term of the contract, usually one year. This increase can be attributed to the Company's emphasis on expanding its operations.

     Expenses were $1,142,000 in the first six months of 1999 compared to $736,000 in the first six months of 1998, a 155% increase. The increase was primarily attributable to an increase in marketing and sales efforts resulting from
                                                        [NETCOM\10Q:113099a.wpd]
a full year of city mall operation, as well as expansion into additional cities. Increased sales efforts required additional production and support staff for web page design and support.

Three Months Ended November 30, 1999 Compared to Three Months Ended November 30, 1998

Revenues for the three months ended November 30, 1999, were $193,460 versus $76,560 in 1998, a 253% increase over the prior year. Revenues increased as the Company continued to expand its operations. The Company's revenues from web development and hosting were $152,000 and $42,000, respectively for the current quarter versus total revenues of $76,560 for the 1998 quarter. The Company recognizes hosting fee revenues over the term of the contract, usually one year. This increase can be attributed to the Company's emphasis on expanding its operations.

Expenses were $517,000 in the second quarter of 1999 compared to $405,000 in the second quarter of 1998, a 128% increase. The increase was primarily attributable to an increase in marketing and sales efforts resulting from a full year of city mall operation, as well as expansion into additional cities. Increased sales efforts required additional production and support staff for web page design and support.

Liquidity and Capital Resources.

     As of November 30, 1999, the Company had a working capital deficiency of $1,256,000, an increase of $869,000 from the May 31, 1999 deficiency. The increase was attributable to the continued accrual of professional, consulting, and advisory services incurred but not paid and the incurrence of short term debt during the quarter ended November 30, 1999.

     The Company had a -0- cash balance at November 30, 1999. The limited available cash balances are a direct result of the Company having negative capital resources and losses from operations during the year ended May 31, 1999 and the current six months.

     On June 6, 1999, the Company issued 8% notes payable totaling $250,000, due and payable June 6, 2000. As an inducement to obtain the financing, the Company issued 200,000 shares of its common stock. Management estimates the value of such shares at $200,000 which will be amortized to interest costs over the next 12 months.

     On September 1, 1999, the Company issued 8% notes payable totaling $100,000, due and payable January 1, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 235,000 shares of its common stock. Management estimates the value of such shares at $100,000 which will be amortized to interest costs.

     On September 1, 1999, the Company issued 8% notes payable totaling $10,000, due and payable November 1, 1999. On October 27, 1999, the Company issued 20,900 shares of its common stock as repayment of the notes payable.

     The Company's plan is to seek for additional sources of capital and new operating opportunities. Management believes that $1 to $3 million is needed to fund sale, marketing, and product development. In the interim, the Company's existence is dependent on continuing financial support from an affiliate.
Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs. There are no assurances that the Company will be successful in completing an offering sufficient to meet its operating needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern unless substantial funds can be raised through debt or equity capital. As such, the Company's independent accountants have modified their report to include an explanatory paragraph with respect to the uncertainty.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met.

Impact of Year 2000

     Based on a recent and ongoing assessment, the Company has determined that all of its operating software and systems are year 2000 compliant. It has further determined that it will not be required to modify the software or replace portions of the software that has been sold to customers so that customers' computer systems will function properly with respect to dates in the year 2000 and thereafter. The costs of becoming year 2000 compliant have not been material to the Company. The Company has not assessed the impact on it in the event suppliers or customers are adversely impacted by the year 2000. No year 2000 problems have been experienced to date.

                                                        [NETCOM\10Q:113099a.wpd]

Part II                       OTHER INFORMATION


Item 1.   Legal Proceedings

     There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10-KSB for the fiscal year ended May 31, 1999.

Item 2.   Changes in Securities

        Not Applicable

Item 3.   Defaults upon Senior Securities

        Not Applicable



Item 4.   Submission of Matters to Vote of Securities Holders

        None

Item 5.   Other Information

        None

Item 6.   Exhibits and Reports on Form 8-K

        (a)      Exhibits - None

        (b)      Form 8-K - None




                                                        [NETCOM\10Q:113099a.wpd]

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  NetCommerce, Inc.



Date:   January 19, 2000          By:   /s/ Fred G. Luke
                                     Fred G. Luke,
                                     Chairman of the Board and President



                                                        [NETCOM\10Q:113099a.wpd]