Form 10QSB
period 2000-02-29
NETCOMMERCE INC
filed 2000-04-14
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB
                                  -----------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended February 29, 2000           Commission File No.  33-23430-D
                                                                 ---------------

                               NETCOMMERCE, INC.
                     (Formerly Virtual Enterprises, Inc.)
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                          84-1091271
-------------------------------------                ---------------------------
   (State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                      Identification Number)


   15280 Addison Road, Suite 250, Addison, Texas              75001
 -------------------------------------------------   ----------------------
   (Address of principal executive offices)                (Zip Code)

                                (972) 503-8984
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes  X    No____
                                       -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of February 29, 2000, there were 18,996,385 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                               NETCOMMERCE, INC.
                                     INDEX

                                                                                                       Page
                                                                                                       ----
                                    PART I
                                    ------
Item 1.  Financial Statements

         Consolidated Balance Sheet - February 29, 2000.............................................      1

         Consolidated Statements of Operations - Nine Months and Three Months Ended
           February 29, 2000 and February 28, 1999..................................................      2

         Consolidated Statements of Stockholders' Equity -
           Nine Months Ended February 29, 2000.....................................................      3

         Consolidated Statements of Cash Flows - Nine Months Ended
           February 29, 2000 and February 28, 1999..................................................      4

         Notes to Consolidated Financial Statements.................................................      5

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations..............................................      8


                                    PART II
                                    -------

Item 1.  Legal Proceedings..........................................................................     10

Item 2.  Changes In Securities......................................................................     10

Item 3.  Defaults Upon Senior Securities............................................................     10

Item 4.  Submission of Matters to a Vote of Security Holders........................................     10

Item 5.  Other Information..........................................................................     10

Item 6.  Exhibits and Reports on Form 8-K...........................................................     10

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
                          Consolidated Balance Sheet
                               February 29, 2000


ASSETS

Cash                                                       $       150,982
Accounts receivable                                                 76,106
Other current assets                                               156,870
                                                           ---------------
    Total current assets                                           383,958

Property and equipment, net of accumulated
  depreciation of $194,080                                         267,629
Goodwill, net of accumulated amortization
  of $203,284                                                      779,781
Client lists, net of accumulated amortization
  of $80,535                                                       172,465
Other assets                                                        39,460
                                                           ---------------

    Total assets                                           $     1,643,293
                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                           $       141,948
Accrued liabilities                                                178,171
Deferred revenue                                                    47,019
Notes payable                                                      539,532
                                                           ---------------

    Total current liabilities                                      906,676

Notes payable to officers                                          287,133
                                                           ---------------

    Total liabilities                                            1,193,809
                                                           ---------------


Stockholders' equity:
  Common stock, par value $0.01; 75,000,000 shares
  authorized, 18,996,385 shares issued and outstanding
  Additional paid in capital                                       189,964
  Accumulated deficit                                            3,970,518
                                                                (3,710,998)
                                                           ---------------

    Total stockholders' equity                                     449,484
                                                           ---------------

    Total liabilities and stockholders' equity             $     1,643,293
                                                           ===============

         See accompanying notes to consolidated financial statements.

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
                     Consolidated Statements of Operations
For The Nine Months and Three Months Ended February 29, 2000 and February 28,
                                     1999

                                                            Three Months Ended               Nine Months Ended
                                                    --------------------------------   ------------------------------
                                                           2000             1999            2000           1999
                                                    ---------------    -------------   -------------   --------------
Net revenues                                          $     307,884      $   114,840     $   707,503      $   229,679
Expenses:
  Salaries and wages                                        124,161           45,266         259,961          117,692
  Consulting fees and commissions                           188,699          172,967         635,777          449,714
  Common stock issued to employees for
   services rendered                                              -           58,951               -          153,273
  Other operating expenses                                  419,361          182,948         978,103          475,662
                                                      -------------      -----------     -----------      -----------
     Total expenses                                         732,221          460,132       1,873,841        1,196,341
                                                      -------------      -----------     -----------      -----------

Operating loss                                             (424,337)        (345,292)     (1,166,338)        (966,662)
Interest expense                                            197,985           29,747         437,197           77,341
Other income                                                    (17)            (216)            (17)            (560)
                                                      -------------      -----------     -----------      -----------
Loss before income taxes                                   (622,305)        (374,823)     (1,603,518)      (1,043,442)
Income taxes                                                      -                -           1,600                -
                                                      -------------      -----------     -----------      -----------
Net loss                                              $    (622,305)     $  (374,823)    $(1,605,118)     $(1,043,442)
                                                      =============      ===========     ===========      ===========
Basic and diluted net loss per share                  $       (0.30)     $     (0.39)    $     (0.09)     $     (1.45)
                                                      =============      ===========     ===========      ===========

Basic and diluted weighted average shares                18,715,033          950,378      17,120,329          720,394
                                                      =============      ===========     ===========      ===========

         See accompanying notes to consolidated financial statements.

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
                Consolidated Statements of Stockholders' Equity
                  For the Nine Months Ended February 29, 2000

                                                    Common Stock       Additional
                                             -----------------------
                                                                         Paid-In    Accumulated
                                                Shares       Amount      Capital      Deficit        Total
                                             -----------  ----------  -----------  ------------  -----------
Balances, May 31, 1999                        15,919,372    $159,194   $2,486,345  $(2,105,880)  $   539,659

Shares issued in connection with
   loan funding                                  300,000       3,000      297,000            -       300,000

Shares issued for acquisition                     50,000         500      111,063            -       111,563

Shares issued in settlement of
   consulting contracts                          565,000       5,650      254,350            -       260,000

Shares issued in settlement of
   debt restricted                                85,900         859      109,141            -       110,000

Shares issued in private
   placement                                   2,076,113      20,761      712,619            -       733,380

Net loss for period                                    -           -            -   (1,605,118)   (1,605,118)
                                              ----------    --------   ----------  -----------   -----------

Balances for February 29, 2000                18,996,385    $189,964   $3,970,518  $(3,710,998)  $   449,484
                                              ==========    ========   ==========  ===========   ===========

         See accompanying notes to consolidated financial statements.

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
                     Consolidated Statements of Cash Flows
       For The Nine Months Ended February 29, 2000 and February 28, 1999

                                                                         2000             1999
                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                             $(1,605,118)     $(1,043,442)
 Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation expense                                                   87,506           67,703
   Amortization expense                                                  121,917          117,747
   Issuance of common stock for services rendered by employees                 -          153,273
   Issuance of common stock for settlement of debt                       110,000                -
   Amortization of debt issue costs                                      250,000                -
  Change in operating assets and liabilities:
   Accounts receivable                                                   (76,106)          (9,350)
   Prepaids and other current assets                                    (106,870)               -
   Accounts payable                                                       66,515           35,034
   Accrued liabilities                                                  (186,601)         165,150
   Deferred revenues                                                     (22,586)          10,666
                                                                     -----------      -----------

Net cash used in operating activities                                   (988,141)        (503,219)
                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures                                                    (104,021)         (30,000)
Other assets                                                             (29,768)               -
                                                                     -----------      -----------

Net cash used in investing activities                                   (133,789)         (30,000)
                                                                     -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from the issuance of notes payable                              539,532                -
Proceeds from private placement of common stock                          733,380                -
Proceeds from investor contributions                                           -          259,793
Issuance of notes payable to officers                                          -           31,232
Proceeds from issuance for preferred stock                                     -          252,315
                                                                     -----------      -----------
Net cash provided by financing activities
                                                                       1,272,912          544,340
                                                                     -----------      -----------

Net increase in cash                                                     150,982           11,121

Cash at beginning of period                                                    -                -
                                                                     -----------      -----------
Cash at end of period                                                $   150,982      $    11,121
                                                                     ===========      ===========

         See accompanying notes to consolidated financial statements.

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
                  Notes to Consolidated Financial Statements

Note 1 - Organization and History

On August 31, 1999, Net Commerce, Inc. ("Net Commerce" or the "Company") received notice of filing and acceptance by the Nevada Secretary of State of its restated and amended Articles of Incorporation. In the process, the name of the Company was changed from Virtual Enterprises, Inc.("VTUE") to Net Commerce to better reflect its new corporate direction.

On May 5, 1999, Net Commerce acquired the assets and assumed certain liabilities of MetroplexWeb, Inc. ("Metroplex") for 10,000,000 shares of common stock, valued at $3,000,000. Metroplex, a Texas corporation was formed on September 12, 1996. Metroplex is engaged primarily in the development, design, hosting and support of Internet web pages and e-commerce applications. Metroplex also creates, designs and administers Internet malls and city directories, where users can search for products and services in their geographical area known as "virtual cities." Metroplex's operations are primarily located in Dallas/Forth Worth, Texas and are expanding into other metropolitan cities. The acquisition of Metroplex is accounted for as a reverse merger as if Metroplex was recapitalized by Net Commerce.

On June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell, Inc. ("InteleSell"). In connection therewith, Metroplex issued common stock and notes aggregating $1,335,142 to acquire these assets. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts Internet web pages.

Recent Developments

Consistent with its operating strategy, on July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser.Net ("Anyuser"), South Korean corporation, of Seoul, Korea, whereby the Company intends to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. Under the agreement, Anyuser will provide hardware and market video Internet services in the Asian market and the Company will obtain exclusive licensing for Anyuser's products including the exclusive right to market the Web Video Phone and related services in the North and South American marketplace. Anyuser will license and market the Company's products in the Asian market, including the Metroplex city guides, web design, web hosting and e-commerce products. On February 21, 2000, the Company transferred all the rights to Anyuser to NuVen Capital Limited Partnership for 57,143 shares of NetHoldings.com Inc.'s common stock. The shares received have been recorded in prepaids and other current assets on the accompanying balance sheet and will be accounted for as marketable securities.

On August 2, 1999, the Company formed InterCom, Inc., a Nevada corporation ("InterCom") as a wholly owned subsidiary to conduct all of the Company's planned ventures in the telecommunications arena. To date, no operations have commenced in InterCom.

On February 15, 2000, the Company acquired all the assets of CurrentMedia LLC ("CurrentMedia") for $10,000 cash and 50,000 shares of common stock, fairly valued at $111,563. The acquisition was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $100,923 allocated to goodwill since CurrentMedia had no significant net assets. CurrentMedia is located in Park City, Utah, and develops, designs and hosts Internet web pages. The Company believes that the acquisition is the first step in expanding their operations throughout the United States. The acquisition is not material to the Company's operations.

On March 17, 2000, the Company acquired all the issued and outstanding shares of capital stock of Netcom ISP, Inc. ("Netcom") for 100,000 shares of restricted common stock valued at $144,960. The acquisition was accounted for under the purchase method with the excess of cost over the fair value of assets acquired of approximately $120,000

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
                  Notes to Consolidated Financial Statements

allocated to goodwill. Netcom provides connectivity and bandwidth services to small and medium sized businesses.

On April 10, 2000, the Company acquired a 51% interest in Tectonic Data, L.L.C. ("Tectonic"), a provider of products and services for video/audio media storage and streaming. In connection with the agreement, the Company issued 50,000 shares of common stock, and will issue 50,000 on or before August 6, 2000, and 50,000 on or before March 6, 2001. The Company believes that through the acquisition of Tectonic it can improve its website design, development and hosting services.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at February 29, 2000, include the accounts of NEET, Metroplex and InteleSell (collectively, the "Company"). All intercompany accounts have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the historical operations of Metroplex for all periods presented. The accompanying consolidated financial statements include the operations of InteleSell beginning July 1, 1998.

Liquidity

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. Since inception, the Company has generated cash flows from financing activities to fund losses from operations. The Company expects to raise equity and/or debt financing through a private placement of securities. The Company expects to use the financing to fund losses from operations for the foreseeable future. Losses from operations are expected to increase due to management's belief that expanded marketing and sales efforts is required to significantly increase the Company's revenues. There are no assurances that the Company will be successful in obtaining additional funding on terms satisfactory to the Company. These factors raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Unaudited Interim Financial Statements

The interim financial data as of February 29, 2000, and for the three months and nine months ended February 29, 2000 and February 28, 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of February 29, 2000, and the results of its operations and cash flows for the nine months ended February 29, 2000 and 1999.

Note 3 - Sales Taxes

Effective October 1, 1999, the State of Texas requires that sales tax must be paid on all revenues derived from services related to the development of web sites. During fiscal 1999, the Company has not remitted any amounts to the State of Texas for sales taxes on their web development services. The Company estimates that the liability will be approximately $50,000, which has been accrued in the third quarter of fiscal 1999 and is included in accrued liabilities at February 29, 2000. The Company is currently acting to resolve this matter with the State of Texas.

Note 4 - Stockholders Equity

In the third quarter of fiscal 1999, the Company conducted a private placement of its common stock. Shares were

                               NetCommerce, Inc.
                     (Formerly, Virtual Enterprises, Inc.)
            Notes to Consolidated Financial Statements (Continued)

issued at 80% of the closing stock price on the date of subscription due to trading restrictions placed on the common stock. As of February 29, 2000, under this placement the Company has issued 2,076,113 shares of restricted common stock for amounts ranging from $0.24 to $1.00 per share for an aggregate of $733,380. Subsequent to February 29, 2000, the Company has issued 164,022 shares of restricted common stock for $213,534.

On June 6, 1999, the Company issued 8% notes payable totaling $250,000, due and payable June 6, 2000. As an inducement to obtain the financing, the Company issued 200,000 shares of its restricted common stock. Management estimated the value of such shares at $200,000 to be amortized to interest costs over the term of the note. During the nine months ended February 29, 2000, the Company amortized $150,000.

On September 1, 1999, the Company issued 8% notes payable totaling $100,000, due and payable January 1, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 235,000 shares of its common stock. Additionally, the Company issued 100,000 shares of restricted common stock. Management estimated the value of such shares was approximately $100,000, which will be amortized to interest costs. As of February 29, 2000, 100% of the costs have been amortized to interest expense.

On September 1, 1999, the Company issued 8% notes payable totaling $10,000, due and payable November 1, 1999. On October 27, 1999, the Company issued 20,900 shares of its restricted common stock as repayment of the notes payable.

On December 1, 1999, the Company issued 565,000 shares of restricted common stock to five certain consultants for full settlement of amounts owed for consulting fees of $260,000. These consulting agreements expired on November 1, 1999.

Note 5 - Subsequent Events

Subsequent to February 29, 2000, the Company issued 76,088 shares of restricted common stock to various employees. These shares have been valued at $62,544 and will be charged to compensation expense in the forth quarter of 1999.

See Notes 1 and 4 for a discussion of additional subsequent events.

PART I

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NetCommerce is an Internet-related holding company which invests in, develops and operates Internet service companies from majority or wholly owned subsidiaries. NetCommerce's Internet services, including web page design, web-hosting and ISP marketing activities are conducted through Metroplex. NetCommerce's Internet-related telecommunications services are developmental-stage and include the sale of prepaid calling cards and re-marketing of long distance services. All of the company's telecommunication services will be conducted through InterCom. As of February 29, 2000, there have been no operations in InterCom. Both Metroplex and InterCom are wholly-owned subsidiaries of the Company.

Subsequent to February 29, 2000, the Company has increased their web site design, development and hosting services through acquisitions of CurrentMedia and Tectonic. CurrentMedia is located in Park City, Utah, and develops, designs and hosts Internet web pages. The Company believes that the acquisition is the first major step in expanding their operations throughout the United States. Tectonic is a provider of products and services for video/audio media storage and streaming. The Company plans on having Tectonic provide products, such as streaming video technology and full service encoding of media to the 3,000 existing clients of the Company. These services will allow clients to include commercials, sales presentations, movies and other media messages.

Additionally, on March 17, 2000 the Company acquired Netcom. Netcom provides connectivity and bandwidth services to small and medium sized businesses. Prior to the acquisition of Netcom the Company outsourced the Company's bandwidth needs. The Company believes that the acquisition of Netcom allows them to better serve their clients and brings the Company one step closer to providing the complete package of Internet solutions to small and medium sized businesses.

The consolidated financial statements presented herein reflect the acquisition of Metroplex on May 5, 1999. As the acquisition resulted in a change of control of the Company, generally accepted accounting principles required that the transaction be accounted for as a recapitalization of Metroplex. The accompanying consolidated financial statements reflect the historical operations of Metroplex for the nine months and three months ended February 29, 2000 and February 28, 1999. The accompanying consolidated financial statements include the operations of the Company from May 5, 1999, the date of the reverse acquisition. On June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts Internet web pages. The accompanying consolidated financial statements include the operations of InteleSell from July 1, 1998.

Results of Operations

Nine Months Ended February 29, 2000 Compared to Nine Months Ended February 28,
------------------------------------------------------------------------------
1999
----

Revenues for the nine months ended February 29, 2000, were $707,503 versus $229,679 in fiscal 1998, an increase of $477,824 or 208% from the prior year. Revenues increased as the Company continued to expand its operations, as well as the fiscal 1999 nine months included the operations of InteleSell for the full nine months versus only eight months in fiscal 1998. The Company's revenues from web development and hosting were $540,564 and $166,939, respectively for the current nine months versus total revenues of $229,679 for the 1998 nine months.

Expenses were $1,873,841 in the for the nine months ending February 29, 2000 compared to $1,196,341 for the same period in fiscal 1998, a 57% increase. The increase was primarily attributable to an increase in marketing and sales efforts, as well as the expansion of city malls into additional cities. Salaries and wages increased from $117,692 in the nine months ended February 28, 1999 to $259,961 for the nine months ended February 29, 2000, an increase of $142,269 or 121%. An increase in sales efforts in fiscal 1999 required additional production and support staff for web page design and support.

Interest expense increased from $77,341 for the nine months ended February 28, 1999 to $437,197 for the nine months ended February 29, 2000, an increase of $359,856 or 465%. The increase is attributed to the value of shares that were issued in connection with two notes payable. The total amount expensed to interest from these notes was $250,000 in the nine months ended February 29, 2000.

Three  Months Ended February 29, 2000 Compared to Three Months Ended February
-----------------------------------------------------------------------------
28, 1999
--------

Revenues for the three months ended February 29, 2000, were $307,884 versus $114,840 in fiscal 1998, a 168% increase over the prior year. Revenues increased as the Company continued to expand its operations. The Company's revenues from web development and hosting were $212,564 and $95,320, respectively for the current quarter versus total revenues of $114,840 for the 1998 quarter.

Expenses were $732,187 in the third quarter of fiscal 1999 compared to $460,131 in the third quarter of 1998, a 59% increase. The increase was primarily attributable to an increase in marketing and sales efforts, as well as expansion of city malls into additional cities. Salaries and wages increased from $45,266 in the three months ended February 28, 1999 to $124,161 for the three months ended February 29, 2000, an increase of $78,895 or 174%. An increase in sales efforts in fiscal 1999 required additional production and support staff for web page design and support.

Liquidity and Capital Resources.

As of February 29, 2000, the Company had a working capital deficiency of $303,638, and a cash balance at February 29, 2000.

From June 6, 1999, to September 1, 1999, the Company raised cash of $539,532 from notes issued at stated interest rates of 8%. Common shares totaling 300,000 were issued in connection with these financings.

In the third quarter of fiscal 2000, the Company conducted a private placement of common stock. Shares were issued at 80% of the closing stock price on the date of subscription due to trading restrictions placed on the common stock. As of February 29, 2000, under this placement the Company has issued 2,076,113 shares of restricted common stock for amounts ranging from $0.24 to $1.00 per share for an aggregate of $733,380. Subsequent to February 29, 2000 the Company has issued 164,022 shares of restricted common stock for $213,534.

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

                                    NetCommerce, Inc.



Date:  April 13, 2000               By:  /s/ Mark Lindberg
                                        ----------------------------------
                                         Mark Lindberg
                                         President



                                    By:  /s/ Daniel Henderson
                                        ------------------------
                                        Daniel Henderson
                                        Secretary