Form 10KSB40
period 2000-05-31
NETCOMMERCE INC
filed 2000-09-13
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549
                                 ____________

                                  FORM 10-KSB
                 Annual Report Pursuant to Section 13 or 15(d)
                                      of
                      the Securities Exchange Act of 1934
                                 ____________

For the Fiscal Year Ended May 31, 2000     Commission file number   33-23430-D
                                                                 --------------

                               NETCOMMERCE, INC.

                     (formerly, Virtual Enterprises, Inc.)
            (Exact name of registrant as specified in its charter)

              Nevada                                       84-1091271
              ------                                       ----------
(State of other jurisdiction of corporation    (IRS Employer Identification No.)
or organization)

                    1900 Westridge Dr., Irving, Texas 75038
                   ----------------------------------------
                   (Address of Principal Executive Offices)

  Registrant's telephone number, including area code: (972) 465-5900
                          ____________

  Securities registered pursuant to Section 12(b) of the Act:  None

  Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---

          Check if disclosure of delinquent filers in response to item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

          Issuer's revenues for most recent fiscal year: $974,052

          State the aggregate market value of voting stock held by nonaffiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of September 8, 2000, $10,206,011

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 8, 2000, there were 32,270,237 shares of common stock outstanding.

                                 TABLE OF CONTENTS

                                                                                  Page
                                                                                --------
                                           PART I

Item 1.     Business...............................................................   1

Item 2.     Properties.............................................................  20

Item 3.     Legal Proceedings......................................................  20

Item 4.     Submission of Matters to a Vote of Security Holders....................  20

                                           PART II

Item 5.     Market for Company's Common Equity and Related Stockholder matters.....  20

Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations..............................................  21

Item 7.     Financial Statements...................................................  23

Item 8.     Change in and Disagreements With Accountants...........................  39

                                           PART III

Item 9.     Directors and Executive Officers.......................................  39

Item 10.    Executive Compensation.................................................  41

Item 11.    Security Ownership of Certain Beneficial Owners and Management.........  42

Item 12.    Certain Relationships and Related Transactions.........................  43

                                           PART IV

Item 13.    Exhibits and Reports on Form 8-K.......................................  43

            Index to Consolidated Financial Statements and Schedules...............  23

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

      Some of the statements in this Annual Report on Form 10-K, constitute forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. These factors include those listed under Part 1, Item I, "Business -- Risk Factors".

      Forward-looking statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of such terms or other comparable terminology. These statements include but are not limited to statements regarding: the results of our services and attendant benefits of those services for our clients; our plans regarding future changes to our pricing models and our expectations regarding the impact of those changes; the impact of our knowledge management system and framework development on the delivery of our services and our operational results; the development and protection of our intellectual property; changes in the competitive environment; factors, including client mix, that may impact our future revenues; our expectations regarding amount and type of future expenses and/or our method of accounting for those expenses; and our expectations regarding future revenues, profitability, and other operating and financial results. These statements are only predictions. Actual events or results may differ materially. In evaluating these statements, you should specifically consider various factors, including the risks outlined under Part 1, Item I "Business -- Risk Factors". These factors may cause our actual results to differ materially from any forward-looking statement.


                                    PART I

ITEM 1.

BUSINESS

History

     NetCommerce, Inc., (formerly, Virtual Enterprises, Inc.) (the "Company") was incorporated in the State of Colorado on June 10, 1988, for the purpose of searching for, evaluating and acquiring an interest in one or more business opportunities. On December 3, 1989, the Company completed a public offering of its stock pursuant to a Registration Statement on Form S-18 filed with the Denver Regional Office of the Securities and Exchange Commission ("SEC"). The Company, through an underwriter, sold a total of 50,000,000 shares of the its no par value common stock and redeemable common stock purchase warrants ("Warrants") which entitle the holders to purchase 162,000,000 additional shares of common stock at a later date.

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

98,795,000 shares of its common stock for cancellation. Since October 1992 the Company has not had any revenues or operations.

     On August 31, 1992, Jeffrey Paul Stroud ("Stroud") acquired 173,995,000 shares of the Company's common stock, representing 51% of the then issued and outstanding shares, from Kitchen. Stroud also acquired the Warrants from Kitchen. In March 1993 Stroud sold the 173,995,000 shares of the Company's common stock and the Warrants.

     In September 1994, the Company's shareholders voted to affect a 1 for 1000 reverse split of the Company's issued and outstanding common stock. The split was implemented through a merger with a newly formed Nevada corporation. The accompanying financial statements have been retroactively restated to reflect the merger including the change from no par value common stock to $.01 par value common stock. In connection with the merger and reverse split, the Company's authorized number of shares was reduced from 785,000,000 to 50,000,000. There are presently outstanding Warrants to purchase 668,000 shares of common stock, at $5.00 per share.

     Effective October 8, 1996, the Company's Articles of Incorporation were amended to change the name of the Company from The Toen Group, Inc. to Virtual Enterprises, Inc.

     On May 5, 1999, the Company entered into an Asset Purchase Agreement and Plan Of Reorganization (the "Agreement") with MetroplexWeb Inc., a Texas corporation ("Metroplex") whereby the Company acquired certain assets, property, business interests and intellectual rights owned by Metroplex for securities consisting of Ten Million (10,000,000) shares of the Company's $.01 par value common stock, causing Metroplex shareholders to have voting control and become the principal stockholders of the Company. As a result of the change in control of the Company, generally accepted accounting principles required the acquisition to be accounted for as a recapitalization of Metroplex.
Accordingly, the consolidated financial statements reflect the historical assets, liabilities and operations of Metroplex for the periods presented. In June 1998, Metroplex acquired Intellesell, Inc. ("Intellesell"). Intellesell operated in the web development and web hosting business.

     The Company's day-to-day business affairs are handled by the Company President and management of Metroplex. As of the filing date of this Report the Company had 48 employees. Current management is pursuing additional business opportunities, but no assurance can be given that the Company will be successful in acquiring any business opportunities, or if acquired, what revenues might be provided from such operations.

     As used herein, the term "Company" refers to NetCommerce, Inc., (formerly Virtual Enterprises, Inc.), MetroplexWeb, Inc., a wholly owned Nevada corporation ("MWI") and successor in interest to the assets of Metroplex and Intercon, Inc., a wholly owned Nevada Corporation ("Intercon"). The Company owns NetComISP, Inc a Texas Corporation as a wholly owned subsidiary and owns a majority interest of 51% of Tectonic Data, LLC a Texas Limited Liability Company. The Company currently maintains its executive offices at 1900 Westridge Dr., Las Colinas, Irving, Texas 75038, and its telephone number is
(972) 465-5900.

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

     The Metroplex city guides provide up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. The Company owns and operates the city guides on the Internet thru it website - www.metroplexweb.com - through numerous
                                         --------------------
direct links from banners and event profiles.

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

The NetCommerce Service

     Each local city guide primarily consists of original content developed and designed specifically for the Web by the Company. The NetCommerce service is topically organized by categories, such as arts and entertainment, restaurants and bars, community, shops and services, sports and outdoors, hotels and tourism, local news and professional services. Within most of the city guides, consumers can search neighborhood-shopping areas, obtain maps, contact community organizations and vendors by e-mail, and shop business inventories with a click of the mouse.

     The Company designs and produces custom-built Web sites and performs related services for local and regional businesses, aggregates them in a local city guide environment and provides these businesses with the ability to regularlyupdate and expand their sites. The NetCommerce sites offer local and regional businesses the opportunity to reach and interact with targeted consumers. The Company builds its city guides with the involvement of local government, community and volunteer associations, business and professional groups educational institutions and local media companies. In addition, content generated by consumers through e-mail enhances the sense of community in NetCommerce sites.

     The Company creates original and locally focused content that can be accessed using targeted, sophisticated searches across all content residing on a NetCommerce site. In contrast, many search engines and navigational guides access pre-existing content from third-party Web sites that may be incomplete or out of date. In its owned and operated markets, the Company offers a broad array of updated, local content that is relevant to consumers.

     The Company launched its initial site in the Dallas/Ft. Worth metropolitan area in May 1996. The Company has since launched or initiated a roll out of Web-based local city guides in Los Angeles, Salt Lake City, Phoenix, Kansas City,
Denver, Minneapolis, and Raleigh/Durham.   As of July 1, 1999, approximately
3,000 NetCommerce business Web sites were online in the Company's owned and operated markets.

The NetCommerce Solution

     The Company operates two complementary Web services: a network of NetCommerce local city guides and the Web site. The NetCommerce city guides provide up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas.

     Each local city guide primarily consists of original content developed and designed specifically for the Web by the Company and its partners. The Company designs and produces custom-built Web sites and performs related services for local and regional businesses, aggregates them in a local city guide environment and provide these businesses with the ability to regularly update and expand their sites. The NetCommerce sites offer local and regional businesses the opportunity to reach and interact with targeted consumers. The Company typically targets medium- to large-sized cities for its

     NetCommerce city guides with a combination of high personal computer penetration, high Internet use, strong population growth, significant high technology employment, a large university population and a government presence. The Company has two primary means of providing its local city guides. In its owned and operated markets, the Company systematically produces the majority of its own content, hires and deploys a direct sales force to sell custom-built Web sites to local businesses and contracts with local media companies (primarily radio and television stations) for promotion and distribution. In other markets, the Company partners with a local media company (usually a leading daily newspaper) that contracts with the Company to assist in designing, developing and launching a city guide.

     Strategic Partnerships. The Company is engaged in a number of strategic partnerships with media, content and other companies in order to build the NetCommerce and brand names as well as the network of city guides. In owned and operated NetCommerce markets, the Company partners with local media companies to assist it in developing content and expanding its promotional activities.

     Differentiated Presence on the Web For Local and Regional Businesses. The Company creates NetCommerce Web sites for local and regional businesses, aggregates the Web sites in a local city guide environment and provides businesses the ability to regularly update and expand their sites. The Company believes its NetCommerce service offers local and regional businesses the opportunity to reach and interact with targeted audiences in a cost-effective manner. The Company provides business customers with integrated solutions to establish customized, multi-page Web sites including design, layout, photography, posting of updated information, hosting and maintenance.
Businesses are able to provide a targeted audience with updated information about their products and services, including photographs, prices, store location, schedules of live entertainment, audio clips, e-mail distributions, specials or sales and other relevant information. The Company typically creates a customized, multi-page Web site for its customers with a minimal up-front fee and monthly fees ranging from $30 to $1,000 per month. The Company believes its broad offering of NetCommerce services and prices compares favorably to other Web advertising options available to businesses. Such options range from low cost, low quality scanned-in information to free-standing custom-designed sites that may cost in excess of $10,000 in up-front fees to produce and that rely on significant additional promotion to attract traffic. By providing a high quality Web presence at an affordable price, the Company believes that its services address the demand of the large number of businesses whose online needs fall between these market extremes.

     Community-Based Approach. The Company differentiates itself from most national developers of local city guides by building many of the NetCommerce owned and operated sites with involvement from city governments, chambers of commerce, community associations, schools and other community groups, and by focusing its hiring efforts within the local community. The Company builds free Web sites for selected community organizations, provides tools for e-mail to constituents and community forums and maintains guides to community services and volunteer organizations, thereby enhancing the sense of community each NetCommerce site provides. The Company believes that its community-based approach builds consumer interest in the site both directly, since the content it provides is of interest to many individuals and is not generally covered by competing city sites, and indirectly, because it builds broad support and "ownership" in the community. The Company has secured strong community support for its service in each of its markets, and the launch of many of its owned and operated markets has been presided over by the mayor or governor.

Strategy

     The Company's objective is to be the leading provider of comprehensive local city guides and provides an easy-to-use resource for local information and transactions. The Company's strategy is focused on rapidly rolling out its services in the most attractive, Web-penetrated communities worldwide, establishing a leading presence in these communities while increasing traffic and repeat usage of its network. In addition, the Company intends to use the NetCommerce local city guides as platforms for multiple revenue streams. The following are key elements of this strategy:

     Rapidly Build National and International Network and Brand Awareness. The Company intends to establish its services as the category leader for local information and live event ticketing on the Web by linking its local city guides together in a national and international network. The Company believes that as the number of its sites and usage of its service increase, it is creating a readily recognizable brand name for local content.

     Provide Multiple Revenue Streams. NetCommerce local city guides and the partnering with online business sales provide platforms for multiple revenue streams. In owned and operated NetCommerce markets, the Company derives recurring fees from the sale of Web sites to local businesses, as well as banner and sponsorship advertising. Part of the Company's strategy is to increase average monthly revenue from new business customers, in part through the introduction of new services. The Company intends to offer additional e-commerce functionality and other features designed to enable businesses to better serve consumers, including reservations, electronic coupons, and other transactions.

     The Company further believes that its platforms will help enable it to take advantage of new opportunities in areas such as entertainment information, merchandising, advertising, promotional services and direct marketing.

     Increase Usage and Frequency of Use of the Network. The Company plans to increase usage of its network by continuing to provide compelling content and expanding services that it believes are most desired by consumers. For example, the Company is actively developing means of increasing the personalization capabilities of its services to enable consumers to be notified of upcoming event, special offers by businesses, reviews and transaction offerings for which they specify a direct interest. The Company intends to continually improve the convenience of its services to businesses and consumers through technology enhancements such as user interface refinements and increased efficiencies in transaction processing and fulfillment operations. The Company also plans to increase traffic over its network through strategic relationships and through increased integration of the content and services provided by NetCommerce city guides. The Company believes these types of services offer the Company the opportunity to attract new and existing consumers and businesses to its sites. As the Company's network of city guides expands, the Company intends to pursue regional and national media distribution arrangements to help drive traffic to the Company's Web services.

     Continue to Enter into Strategic Alliances. The Company intends to continue to differentiate its services by entering into agreements with local radio, television and other media and telephony companies in its future owned and operated markets and with major newspapers and other media and telephony companies in its domestic and international partner-led markets. The Company will also continue to evaluate means of expanding the reach of its services through additional alliances with other Web sites, online service providers and through other relationships.

     Integrate Netcommerce and Services. The Company intends to increase the degree of integration in the NetCommerce city guides in the short and medium term. Presently, numerous hypertext links allow consumers to move between the sites easily. The Company also intends to synchronize the NetCommerce services events databases in order, for example, to automatically generate consumer information profiles.

NetCommerce Service for Consumers

     The Company produces and delivers comprehensive local city guides on the Web, providing up-to-date information regarding arts and entertainment events, community activities, recreation, business, shopping, professional services and news/sports/weather to consumers in metropolitan areas. Each local city guide primarily consists of original content developed and designed specifically for the Web by the Company and its partners. The NetCommerce service is topically organized by categories, such as arts and entertainment, restaurants and bars, community, shops and services, sports and outdoors, hotels and tourism, local news and professional services. Within most of the city guides, consumers can search neighborhood shopping areas, obtain maps, contact community organizations and vendors by e-mail, and engage in bulletin board discussions with individuals such as local public officials and celebrities. In certain markets, consumers can also access audio streams, including recent news and other information, from local radio partners. NetCommerce offers local and regional businesses the opportunity to reach and interact with targeted consumers. In addition, content generated by consumers through e-mail and bulletin boards enhance the sense of community in NetCommerce sites.

     The NetCommerce service has been launched in markets across the United States. The Company plans to continue to expand the service both in owned and operated markets and by deploying a direct outbound marketing approach in other markets. These major media partners bring capital, brand recognition, promotional strength and local knowledge to their city guides and allow the Company to build out its national and international network of sites faster than it could solely through owned and operated sites.

NetCommerce Service for Businesses

     The Company creates and hosts NetCommerce Web sites for local and regional businesses and organizations for a monthly fee. The Company offers local businesses a wide range of options in creating Web presence, from a basic Web presence costing as little as $30 per month to a multi-page site with additional features and functionality costing up to $1,000 per month. Most business customers have entered into a one-year agreement that automatically converts into a month-to-month contract upon expiration of the initial term. By aggregating a customer's Web site with those of numerous other businesses in a comprehensive local city guide, the Company provides categorical, geographic and editorial context to a customer's Web presence to generate usage by consumers, as well as significant Internet traffic. Based on internal studies, the Company believes that NetCommerce users are more evenly split between men and women, better educated, slightly older and have higher annual incomes than the typical Internet user. The Company believes that these demographics are attractive to its business customers.

     The Company provides an integrated solution for businesses to establish a NetCommerce Web presence, including design, photography, layout, posting of updated information, hosting and maintenance. Businesses are able to provide a targeted audience with current information about their products and services including photographs, prices, location, schedules of live entertainment, sales and other relevant information. The business customers also receive usage reports, e-mails from interested consumers and access to an expanded base of potential buyers including tourists and out-of-town users. The Company has recently introduced a strategy of bundling enhanced features and functionality, including panoramic images and audio clips. These services, when bundled with the Company's basic NetCommerce services, are typically priced from $60 to $2,000 per month, and have accounted for significant increases in the average selling prices of the Company's offerings.

     The Company believes its broad offering of services and its prices compare favorably to other Web advertising options available to businesses. Such options range from low cost, low quality scanned-in information to free-standing custom-designed sites that may cost in excess of $10,000 in up-front fees to produce and that rely on significant promotion to attract traffic. By providing a high-quality Web presence at an affordable price, the Company believes that its services address the demand of the large number of businesses whose online needs fall between these market extremes.

     The Company's proprietary site design tools and production economies enable it to build customized multi-page Web sites for customers for a minimal up-front fee. The production of business Web sites for NetCommerce owned and operated markets are managed centrally in the Company's headquarters to better control quality and cost and provide rapid production. Business Web site creation follows a standardized process. The entire process, from the receipt of content by the Company to putting a site online, takes approximately one month to complete. Each step of the sales and production process is monitored by an enterprise management system to ensure that the process is consistent and complete. The Company believes the systems and processes it has developed to produce business Web sites allow it to create higher quality, more informative sites in a more cost-effective and timely manner than its competitors.

     The Company intends to offer e-commerce functionality and other innovative features allowing businesses to better serve consumers, including ticketing, reservations, sales events notifications, electronic coupons, newsletters and other transactions. The Company believes these types of services offer the Company the opportunity to further attract both consumers and businesses to its local city guides

Operating Strategy

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

Recent Developments

     On June 2, 2000, NetCommerce created Netcapitalonline.com, Inc., a wholly owned financial services marketing and branding company. In the course of its current business of web hosting and design, NetCommerce has the ability to develop and source important business transactions related to financial planning, Internet/Web strategic planning, business development, and accounting/payroll services. Leveraging its proven business model, Netcapitalonline.com intends to create opportunities for ongoing acquisition and strategic investments that increase net value and complement the Company's core business. In most cases, NetCommerce will retain an equity position in these companies, independently maintained by its subsidiary Netcapitalonline.com, Inc.

     For example, a group may have initiated a business plan for the development and operation of a certain type of website and they may need startup capital to fund operations prior to cash flow, and to fund the construction and hosting of their proposed website. In fact, the construction of the website may constitute the major cost component of starting their business through MetroplexWeb. Netcapitalonline.com intends to make good use of its unique position of being afforded an insider's view of successful dot.com investment opportunities.

     An important and significant opportunity exists for Netcapitalonline.com to focus on small and middle market financings due to the lack of capital available to companies that are small or illiquid, and the relative difficulty to attract the attention of traditional financing sources. Entrepreneurial businesses have a strong demand not only for capital, but also for management consulting and advisory services, especially in regard to promotion, merger and acquisition transactions and strategic planning.

     On June 28, 2000, NetCommerce developed Askourcity.com which functions as the leading online city directory for local information and transactions for any given industry. Operating in cities worldwide, Askourcity.com delivers local entertainment, commerce, news, community resources and personal interaction to residents and visitors.

     Askourcity.com will function as the leading personalized source for local information and transactions for a given industry. Operating in cities worldwide, Askourcity.com delivers local entertainment, commerce, news, community resources and personal interaction to residents and visitors. Askourcity (www.askourcity.com) creates city guides that include rich Local
            ------------------
information by providing local merchants and vendors with simple one-page web ads or a fully developed website. These listings create a local portal that allows people to perform everyday activities online, from shopping, to scheduling an evening out, to planning volunteer work.

     Askourcity.com serves a vital role in the expansion of the existing Metroplexweb sales and marketing infrastructure. Each new client discovered by Askourcity.com will be used as a lead for future sales efforts of other NetCommerce, Inc. subsidiaries: NetComISP for bandwidth and hosting, Tectonic Data for streaming media, and Metroplexweb for upgrading e commerce storefronts and additional Internet advertising services.

     Focusing on the continual expansion of the direct marketing approach, Askourcity.com is enabling massive market exposure to clients that may not otherwise have this opportunity. Askourcity.com is easily duplicated in multiple cities and time zones simultaneously. Askourcity.com will enjoy continued growth by localizing the Web and expanding services to all major cities in the continental U.S.

     Askourcity.com is a premier internet local listing service. By providing local area merchants with one page web ads or fully functional websites, Askourcity.com creates localized directories for goods and services. MetroplexWeb intends to "farm" these qualified leads and possibly turn each one-page ad listing into a fully functional e-commerce site.

     As NetCommerce continues its strategy of growing in various markets at ever-increasing rates, we can in turn expect exponential revenue increases in Web design, ISP, media streaming and storage, and financial services. Unlike most traditional ISP models, who spend millions of dollars to reach out and acquire new subscribers, NetCommerce Inc.'s subsidiaries will already have an existing client base to sell their services to, thus greatly reducing the acquisition cost of attaining new clients through marketing efforts.

     The Company plans to hold equity positions in ISP, software development, Internet telecommunications, and Internet-related marketing companies specializing in e-business.

     On September 1, 2000, NetCapitalOnline, Inc., signed a letter of intent giving NetCapitalOnline, Inc. a direct equity interest for developing, positioning and streamlining e-commerce operations for a Columbian based coal mining operation. This agreement was signed with an intention of NetCapitalOnline, Inc. to provide additional opportunities of financing, capital structure and strategic business consulting. The company anticipates fully integrating the day-to-day operations creating increased production and how its commodity Coal is sold throughout the world on the open market utilizing e-commerce.

Risk Factors
------------

      In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995, set forth below are cautionary statements identifying important factors that could cause our actual results to differ materially from those projected in any forward-looking statements made by or on behalf of us, whether oral or written. We wish to ensure that any forward-looking statements are accompanied by meaningful cautionary statements in order to maximize to the fullest extent possible the protections of the safe harbor established in the Private Securities Litigation Reform Act of 1995. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors that could cause our actual results to differ materially from those projected in our forward-looking statements.

We are growing quickly. future growth of our business could make it difficult to manage our resources.

      In order to manage our growth effectively, we must establish offices in new geographic locations, set fixed-price fees accurately, maintain high employee utilization rates, maintain project quality and successfully negotiate rates, particularly if the average size of our projects continues to increase.

      Our performance may depend on the effective integration of acquired businesses. This integration, even if successful, may be expensive and time consuming and could strain our resources.

We may not be able to hire and retain highly skilled employees, which could affect our ability to compete effectively.

      To succeed, we must hire, train, motivate, retain and manage employees who are highly skilled in the Internet and its rapidly changing technology. Because of the recent and rapid growth of the Internet, individuals who have Internet expertise and can perform the services we offer are scarce. Competition for these individuals, therefore, is intense. We might not be able to hire enough of them or to train, motivate, retain and manage the employees we do hire. This could hinder our ability to complete existing projects and bid for new projects. In addition, because the competition for qualified employees in the Internet industry is intense, hiring, training, motivating, retaining and managing employees with the strategic, technical and creative skills we need is both time-consuming and expensive.

History of Losses

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

     On June 17, 1993 the Company's then existing Board of Directors resigned and Fred G. Luke and Jon L. Lawver were appointed as replacement Directors. The outgoing Board also elected Fred G. Luke as President of the Company and Jon L. Lawver as Secretary, Treasurer and Chief Financial Officer.

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

     As used herein, the term "Company" refers to Virtual Enterprises, Inc., (formerly The Toen Group Inc.) The Registrant currently maintains its executive offices at 4695 MacArthur Court, Suite 530, Newport Beach, California 92660. The telephone number is (949) 833-2094.

     NetCommerce business has an extremely limited operating history upon which an evaluation of the Company and its prospects can be based. The Company's prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of development, particularly companies in new and rapidly evolving markets such as those in which the Company competes. Such risks include, but are not limited to, evolving and unpredictable business models, management of growth, the Company's ability to anticipate and adapt to developing markets, acceptance by Internet users, consumers and business customers of the Company's services and the ability of the Company to establish relationships with additional strategic partners. To address these risks, the Company must, among other things, attract and retain an audience of frequent users of its services in its target markets, maintain its business customer base, attract a significant number of new NetCommerce business customers in target markets, respond to competitive developments, continue to form and maintain relationships with media partners, continue to attract, retain and motivate qualified personnel, provide superior customer service, and continue to develop and upgrade its technologies and commercialize its services incorporating such technologies. There can be no assurance that the Company will be successful in addressing such risks, and a failure to do so could have a material adverse effect on the Company's business, financial condition and results of operations.

     Furthermore, NetCommerce has a limited history as a company with public reporting obligations, and operating the Company with such obligations will place substantial demands on management and the Company's operating systems. These increased demands may require further expenditures to hire management personnel and to expand the Company's operating systems. To the extent such expenditures precede or are not subsequently followed by increased revenues, the Company's business, financial condition and results of operations could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Acquisition Strategy


     The Company's strategy is to be a leading specialty niche web page design, e-commerce and Internet consulting provider by establishing a uniform marketing, sales and distribution program. The Company's business strategy is to capitalize on the brand equity and the distribution previously obtained by each of the Company's product lines and to enhance revenues by strategic introductions of new product lines that complement existing products. The foundation of this strategy will be established through acquisitions and the introduction of a number of new products. The Company believes that by integrating various specialty e-commerce application packages to small and medium sized businesses, it will achieve efficiencies of scale and enhanced market penetration. The Company considers the acquisition of specialty e-commerce and online merchants/entrepreneurs as an integral part of its business strategy. To that end, the Company from time to time reviews and conducts preliminary discussions with acquisition candidates. No assurance can be given, however that any such acquisition will be consummated.

Future Capital Needs; Uncertainty of Additional Financing

     Since inception, NetCommerce has experienced negative cash flow from operations and the Company expects to continue to experience significant negative cash flow from operations for the foreseeable future. Thereafter, the Company may be required to raise additional funds. No assurance can be given that the Company will not be required to raise additional financing prior to such time. If additional funds are raised through the issuance of equity securities, stockholders of the Company may experience significant dilution. Furthermore, there can be no assurance that additional financing will be available when needed or that if available, such financing will include terms favorable to the Company or its stockholders. If such financing is not available when required or is not available on acceptable terms, the Company may be unable to develop or enhance its services, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Competition
-----------

     While the market for strategic Internet services is relatively new, it is already highly competitive and characterized by an increasing number of entrants that have introduced or developed products and services similar to those offered by us. We believe that competition will intensify and increase in the future.

     Our competitors can be divided into several groups:

          - Internet professional service providers, such as Proxicom, iXL Enterprises, Inc., Scient Corporation, USWeb and Viant Corporation;

          - interactive marketing firms, such as Agency.com, Ltd., Modem Media.Poppe Tyson, Inc., Organic, Inc. and Razorfish, Inc.

     There are relatively low barriers to entry into the strategic Internet services industry, and the costs to develop and provide Internet services are low. Therefore, we expect that we will continually face additional competition from new entrants into the market in the future, and we are also subject to the risk that our employees may leave us and start competing businesses.

Competition for Venture Investments
-----------------------------------

     We face competition from numerous other capital providers seeking to acquire interests in Internet-related businesses, including:

          -    other Internet companies
          -    venture capital firms;
          -    large corporations; and
          - other capital providers who also offer support services to companies.

     Traditionally, venture capital and private equity firms have dominated investments in emerging technology companies, and many of these types of competitors may have greater experience and financial resources than us. In addition to competition from venture capital and private equity firms, several public companies such as CMGI, Internet Capital Group and Safeguard Scientifics, as well as private companies such as Idealab!, devote significant resources to providing capital together with other resources to Internet companies. Additionally, corporate strategic investors, including Fortune 500 and other significant companies, are developing Internet strategies and capabilities.

Technology

     We develop client solutions on the current state-of-the-art technology platforms, including Linux and those developed by Microsoft, Sun Microsystems and IBM. These technologies are applied to client solutions in conjunction with an in-depth requirements analysis, including business models, existing infrastructure and technology and business forecasting. These solutions include existing technology analysis, network and applications architecture and implementation, security analysis and implementation, application development, legacy integration, testing, maintenance and transfer. We also provide managed application services to our clients. In addition, we have built an optimized wide area network to support our worldwide offices, providing internal knowledge management, project management and human resources functionality. Both the internal and external networks are monitored through our network operations center, which uses state-of-the-art tools for performance analysis and assurance.

Government Regulation

     Currently, we are not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally. Few laws or regulations are directly applicable to access to, or commerce on, the Internet. Due to the increasing popularity and use of the Internet, it is likely that a number of laws and regulations may be adopted at the local, state, national or international levels with respect to the Internet, including the possible levying of tax on e-commerce transactions. Any new legislation could inhibit the growth in use of the Internet and decrease the acceptance of the Internet as a communications and commercial medium, which could in turn decrease the demand for our services or otherwise have a material adverse effect on our future operating performance and business.

Low Barriers to Entry

     The market for Internet-based products and services is relatively new, intensely competitive and rapidly evolving. There are minimal barriers to entry, and current and new competitors can launch new Internet sites at a relatively low cost within relatively short time periods. Accordingly, we expect competition to persist and intensify and the number of competitors to increase significantly in the future. We cannot assure you that our Internet sites will compete successfully.

Limited Experience in Sales and Marketing of Advertising

     None of our senior management team has any significant experience in selling advertising on the Internet or any other medium, and few members of our senior management team have any significant experience in the Internet industry. Achieving acceptance by potential advertisers and advertising agencies of our Internet sites as a viable marketing forum will require us to develop and maintain relationships with key advertisers and advertising agencies, and there can be no assurance that any such relationships will be developed, on a timely basis or at all.

Risks of Technological Change

     The market for Internet-based products and services is characterized by rapid technological developments, frequent new product introductions and evolving industry standards. The emerging character of these products and services and their rapid evolution will require that we continually improve the performance, features and reliability of our Internet-based products and services, particularly in response to competitive offerings. We cannot assume you that we will be successful in responding quickly, cost effectively and sufficiently to these developments. In addition, the widespread adoption of new Internet technologies or standards could require substantial expenditures by us to modify or adapt our Internet site and services and could fundamentally affect the character, viability and frequency of Internet-based advertising, either of which could have a material adverse effect on our business. In addition, new Internet-based products, services or enhancements offered by us may contain design flaws or other defects that could require costly modifications or result in a loss of consumer confidence, either of which could harm our business.

Net Capital Requirements

     The SEC, the Department of the Treasury and various other securities and commodities exchanges and other regulatory bodies in the United States and abroad either have or are considering the imposition of rules with respect to net capital requirements which could affect us or our subsidiaries. A change in such rules, or the imposition of new rules, affecting the scope, coverage, calculation or amount of such net capital requirements, or a significant operating loss or any unusually large charge against net capital could adversely affect the ability of the Company to pay dividends or to expand or even maintain levels of business.

Listing on OTC Bulletin Board; Limited Trading Market; "Penny Stock" Regulations May Impose Certain Restrictions

     Our common stock has been quoted on the OTC Bulletin Board since June 12, 1997. Our common stock has only a limited trading market. We cannot assure you that a more active trading market will develop or, if developed, that it will be maintained. We cannot predict the effect, if any, that the sale of restricted shares of common stock or shares of common stock issuable upon exercise of the warrants or the availability of such securities for sale will have on the market price of the common stock. As a result, an investor might find it difficult to dispose of, or to obtain accurate quotations as to the value of, the common stock.

     In addition, as the common stock has limited active trading market and the trading price of the common stock is less than $5.00 per share, trading in the common stock is subject to the requirements of Rule 15g-9 promulgated under the Exchange Act. Under such rule, broker-dealers who recommend low-priced securities to persons other than established customers and accredited investors must satisfy special sales practice requirements, including a requirement that they make an individualized written suitability determination for the purchase and receive the purchaser's written consent prior to the transaction. The common stock is also subject to the Securities Enforcement Remedies and Penny Stock Reform Act of 1990, which requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the SEC, any equity security not traded on an exchange or quoted on Nasdaq that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny stock market and the risks associated therewith. Such requirements could severely limit the market liquidity of the common stock and the ability of purchasers in this offering to sell their securities in the secondary market.

Unpredictability of Future Revenues; Fluctuations in Operating Results

     As a result of NetCommerce's limited operating history and the emerging nature of the markets in which the Company competes, the Company is unable to accurately forecast its future revenues. The Company's current and future expense levels are based predominantly on its operating plans and estimates of future revenues and are to a large extent fixed. For example, the NetCommerce business model requires significant staffing to develop content and to create and maintain relationships with small- and medium-size businesses. The Company may be unable to adjust spending in a timely manner to compensate for any unexpected revenue shortfall. Accordingly, any significant shortfall in revenues would likely have an immediate material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company currently intends to increase its operating expenses to roll out its NetCommerce service in new markets, to fund increased sales and marketing and customer service operations, to attempt to further develop its technology infrastructure and to integrate its local content. To the extent such expenses precede or are not subsequently followed by increased revenues, the Company's operating results will fluctuate and net anticipated losses in a given quarter may be greater than expected. The Company expects to experience significant fluctuations in its future operating results due to a variety of factors, many of which are outside of the Company's control. Factors that may adversely affect the Company's operating results include, but are not limited to, the Company's ability to retain existing business customers, attract new business customers at a steady rate and maintain customer satisfaction, the timing and volume of new business Web site orders and the Company's capacity to meet such orders, the Company's ability to maintain or increase current rates of sales productivity, the announcement or introduction of new or enhanced sites and services by the Company or its competitors, the amount of traffic on the Company's online sites, the amount of expenditures for online advertising by businesses, the level of use of the Web and online services and consumer acceptance of the Internet for services such as those offered by the Company, the Company's ability to upgrade and develop its systems and attract personnel in a timely and effective manner, the amount and timing of operating costs and capital expenditures relating to expansion of the Company's business and infrastructure, technical difficulties, system downtime or Internet brownouts, political or economic events affecting the cities in which the Company operates and general economic conditions. Unfavorable changes in any of the above factors could adversely affect the Company's revenues, gross margins and results of operations in future periods. As a result of the foregoing, the Company believes that period-to-period comparisons of its results of operations should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. The foregoing factors which are largely unpredictable and may cause significant fluctuations in operating results may cause the Company's annual or quarterly results of operations to be below the expectations of public market analysts or investors, in which case the market price Common Stock could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

New and Uncertain Markets; Unproven Market Acceptance; Risk of Significant Business Customer Turnover

     The markets for the Company's services have only recently begun to develop, are rapidly evolving and are characterized by a number of entrants that have introduced or plan to introduce competing services. As is typical in the case of new and rapidly evolving industries, demand and market acceptance for recently introduced services are subject to a high level of uncertainty and risk. It is therefore difficult to predict the size and future growth rate, if any, of these markets. There can be no assurance that the markets for the Company's services will develop or that demand for the Company's services will emerge or become economically sustainable. The success of NetCommerce's city guide service will depend on the willingness of local businesses to pay for custom business Web sites developed by NetCommerce and to retain the service, which in turn may depend on the popularity of the guides to consumers and on the actual or perceived revenues attributable to the services. If such businesses are unwilling to pay for the NetCommerce service or retain the service, if the markets for the Company's services otherwise fail to develop or develop more slowly than anticipated or if business customer turnover rates are higher than expected by the Company, the Company's business, financial condition and results of operations could be materially and adversely affected. The turnover rate of business customers using NetCommerce's service has been higher than NetCommerce had anticipated, and there can be no assurance that such turnover rates would be at levels which would not in the future materially and adversely affect the Company's business, financial condition and results of operations. Specifically, the turnover rate has been higher than expected due to several factors, including the Company's early belief that its services would be suited to a broader base of business customers, the challenges of proving advertising value to a broad range of small businesses that may not have significant experience with online services, the Company's continuing refinements to its sales, production and customer service processes to meet the needs of its business customers, and the Company's initial underestimation of the need for continuous marketing support of its business customers. There can be no assurance that businesses will elect to outsource the design, development and maintenance of their Web sites to services such as NetCommerce. Businesses may elect to perform such tasks internally, particularly if third-party providers of such services prove to be unreliable, ineffective or too expensive or if software companies offer user-friendly and cost-effective tools for such purpose. In the event that a significant number of businesses internalize such tasks, such event may have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Continued Growth of Online Commerce

     The Company's future revenues and any future profits are substantially dependent upon the widespread acceptance and use of the Web and online services as an effective medium of commerce by consumers. Rapid growth in the use of and interest in the Web, the Internet and commercial online services is a recent phenomenon, and there can be no assurance that acceptance and use will continue to develop or that a sufficiently broad base of consumers will adopt, and continue to use, the Web and online services as a medium of commerce. Demand for recently introduced services and products over the Web and online services is subject to a high level of uncertainty, and there are relatively few proven services and products. The development of the Web and online services as a viable commercial marketplace is subject to a number of factors, including continued growth in the number of Internet users and users of such services, concerns about transaction security, continued development of the necessary technological infrastructure and the development of complementary services and products. If the Web and online services do not become a viable commercial marketplace, the Company's business, financial condition and results of operations would be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Dependence on Sales Personnel

     The Company currently derives and, for the foreseeable future, intends to derive a substantial portion of its revenues from sales of business Web sites to local businesses in markets in which it owns and operates NetCommerce city guides. The Company depends on its direct sales force to sell business Web sites in these markets. The creation of new revenue from NetCommerce's city guide service and its roll-out in additional cities requires the services of a highly trained sales force working directly for the Company. Accordingly, a shortage in the number of trained salespeople could limit the Company's ability to sell business Web sites as it rolls out its service in new cities or to maintain or increase its number of business customers in cities in which NetCommerce already operates. The Company has in the past and expects in the future to experience a high rate of turnover in its direct sales force. There can be no assurance that such turnover will not increase in the future or have a material adverse effect on the Company's sales, which could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, currently derives a significant portion of its revenues from the sale of banner advertising and sponsorships. A shortage in the number of trained salespeople could limit the Company's ability to sell additional banner advertising or sponsorships or renew existing sponsorship or advertising relationships, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Key Personnel; Need to Hire Additional Qualified Personnel

     The Company's success depends to a significant degree upon the continued contributions of the Company's executive management team, including Mark Lindberg, the company's Chief Executive Officer, and Daniel Henderson, the Company's Director. The success of the Company will depend upon a successful transition of Management's responsibility to the Company's senior management team. The Company's employees, including its senior officers, may voluntarily terminate their employment with the Company at any time, and competition for qualified employees is intense. The Company's success also depends upon its ability to attract and retain additional highly qualified management, technical and sales and marketing personnel. The process of locating and hiring such personnel with the combination of skills and attributes required to carry out the Company's strategy is often lengthy. The loss of the services of key personnel or the inability to attract additional qualified personnel could have a material adverse effect on the Company's business, financial condition and results of operations.

Uncertain Acceptance and Maintenance of NetCommerce Brand

     The Company believes that establishing and maintaining the NetCommerce brand is critical to its efforts to attract consumers and business customers to its sites and that the importance of brand recognition will increase due to the growing number of Internet sites and relatively low barriers to entry to providing Internet content. Promotion of the NetCommerce brand will depend largely on the success of NetCommerce to provide high quality Internet content. If consumers and business customers do not perceive the content of NetCommerce's or its partners' existing sites to be of high quality, the Company will be unsuccessful in promoting and maintaining the NetCommerce brand. Other than links to NetCommerce's city sites, the Company has not entered into a significant distribution relationship with any major online search or navigation company. In order to attract and retain consumers and business customers, and to promote the NetCommerce brand in response to competitive pressures, the Company may find it necessary to increase its budget for content or otherwise to increase substantially its financial commitment to creating and maintaining a distinct brand loyalty among consumers and business customers. If the Company is unable to provide high quality content or otherwise fail to promote and maintain the NetCommerce brand or if the Company incurs excessive expenses in an attempt to improve its NetCommerce content or promote and maintain the NetCommerce brand, the Company's business, financial condition and results of operations could be materially and adversely affected.

Risks Associated with Roll Out of Services

    The Company's future success will depend to a significant extent on its ability, on its own and with partners, to rapidly roll out the NetCommerce local city guide service in additional cities in the United States and internationally. There can be no assurance that the Company will be able to launch the NetCommerce service in additional markets in a cost-effective or timely manner or in accordance with its planned schedule, or that any newly launched service will achieve market acceptance. Any new service that is not favorably received by local businesses or consumers could damage the Company's reputation or the NetCommerce brand.

     Launching the NetCommerce service or future services offered by the Company will also require significant additional expenses and will strain the Company's management, financial and operational resources. In particular, the launch of the NetCommerce service in additional cities will require the Company to expand and upgrade its technology infrastructure and business systems, including its enterprise management system, Web site production, customer service and billing, and its business Web site production system. There can be no assurance that the existing technology used by would be able to accommodate increased volumes of traffic and transactions that may arise in the future. Expansion or increases of the Company's technology capabilities could result in significant expenses.

     Moreover, the strain placed on the Company's resources by simultaneous launches of the NetCommerce service in multiple cities and the Company's efforts to integrate NetCommerce's local content with the event-specific content and transactional capabilities of may adversely affect the roll-out schedule or quality of the service in a particular city. The Company's failure to launch the NetCommerce service in new markets in a timely and cost effective manner in accordance with its planned schedule or the lack of market acceptance of new services would have a material adverse effect on the Company's business, financial condition and results of operations.

Risks of Fixed-Price Contracts

    The services offered by the Company to NetCommerce business customers typically consist of the design, implementation, hosting and maintenance of customized Web sites, for which the customers are billed on a fixed-price basis, consisting of an up-front fee and monthly fees. The Company's failure to estimate accurately the resources and time required for providing such services, to manage client expectations effectively regarding the scope of services to be delivered for the estimated fees or to complete the services within budget, on time and to clients' satisfaction would expose the Company to risks associated with cost overruns and customer dissatisfaction, which could have a material adverse effect on the Company's business, financial condition and results of operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Our financial results will fluctuate from period to period depending on various business factors.

      Our financial results may fluctuate from quarter to quarter. In future quarters, our operating results may not meet public market analysts' and investors' expectations. If that happens, the price of our common stock may fall. Many factors can cause these fluctuations, including

      - the number, size, timing and scope of our projects;
      - customer concentration;
      - long and unpredictable sales cycles;
      - contract terms of projects;
      - degrees of completion of projects;
      - project delays or cancellations;
      - competition for and utilization of employees;
      - how well we estimate the resources we need to complete projects;
      - the integration of acquired businesses;
      - pricing changes in the industry; and
      - economic conditions specific to the Internet and information
      - technology consulting.

      A high percentage of our operating expenses, particularly personnel and rent, are fixed in advance of any particular quarter. As a result, if we experience unanticipated changes in our projects or in our employee utilization rates, we could experience large variations in quarterly operating results and losses in any particular quarter. Due to these factors, we believe you should not compare our quarter-to-quarter operating results to predict our future performance.

      We have generally realized lower revenue in the first quarter of the year than in the other quarters. We believe that this has been due primarily to client budget cycles and the short-term nature of our contracts.

We have many short-term contracts that can be cancelled without penalty. if clients terminate contracts with us on short notice, our results of operations could suffer.

      Our contracts with clients are generally short-term. Also, most clients can reduce or cancel their contracts for our services without penalty and with little or no notice. f a significant client or a number of small clients terminate, significantly reduce or modify business relationships with us, our business, financial condition and results of operations could be materially and adversely affected. Consequently, you should not predict or anticipate our future revenue based on the number of clients we have or the number and size of our existing projects. When a client postpones, modifies or cancels a project, we have to shift our employees to other projects and minimize the resulting adverse impact on our operating results. In addition, our operating expenses are relatively fixed and cannot be reduced on short notice.

If we fail to meet our clients' expectations, we could damage our reputation and have difficulty attracting new business.

      Many of our projects are complex and critical to our clients. As a result, if we fail or are unable to meet a client's expectations, we could damage our reputation. This could adversely affect our ability to attract new business from that client or others. If we fail to perform adequately on a project, a client could sue us for economic damages.

We may not compete successfully with our competitors, which could result in reduced revenues.

      We compete in markets that are new, intensely competitive and rapidly changing. We may not compete successfully with our competitors. We currently compete for client assignments and experienced personnel principally with large and specialty systems integrators, strategy consulting firms and Internet professional services providers. Many of these businesses have longer operating histories and significantly greater financial, technical, marketing and managerial resources than we do.

Lack of growth or decline in internet usage could cause our business to suffer.

      We have derived most of our revenue from projects involving the Internet. The Internet is new and rapidly evolving. Our business will be adversely affected if Internet usage does not continue to grow. A number of factors may inhibit Internet usage. These factors include inadequate network infrastructure, security concerns, inconsistent service quality and lack of cost-effective, high-speed service. On the other hand, if Internet usage grows, the Internet infrastructure may not support the demands this growth will place on it. The Internet's performance and reliability may decline. In addition, outages and delays have occurred throughout the Internet network infrastructure and have interrupted Internet service. If these outages or delays occur frequently in the future, Internet usage could grow more slowly or decline.

We depend on intellectual property which may be difficult to protect. This could affect our ability to compete effectively.

      Our success depends, in part, upon our intellectual property rights. We do not have any patents or patent applications pending. Existing trade secret and copyright laws afford us only limited protection. Third parties may attempt to disclose, obtain or use our solutions or technologies. This is particularly true in foreign countries where laws or law enforcement practices may not protect our proprietary rights as fully as in the United States. Others may independently develop and obtain patents or copyrights for technologies that are similar or superior to our technologies. If that happens, we may not be able to license those technologies on reasonable terms, or at all.

      Generally, we develop software applications for specific client engagements. We generally assign software ownership to the client and retain only a license for limited uses. Issues relating to ownership of and rights to use software applications and frameworks can be complicated. We may become involved in disputes that affect our ability to resell or reuse these applications and frameworks. Also, we may have to pay economic damages in these disputes.

Future acquisitions or investments could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations.

      We have made material acquisitions and investments in the last few months. Any acquisitions or investments we make in the future will involve risks. We may not be able to make acquisitions or investments on commercially acceptable terms. If we do buy a company, we could have difficulty retaining and assimilating that company's personnel. In addition, we could have difficulty assimilating acquired products, services or technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and materially and adversely affect our results of operations. Furthermore, we may incur debt or issue equity securities to pay for any future acquisitions. If we issue equity securities, your ownership share of NetCommerce could be reduced.

The market price of our stock may fluctuate widely.

      The market price of our common stock could fluctuate substantially due to:

     -    future announcements concerning us or our competitors;
     -    quarterly fluctuations in operating results;
     -    announcements of acquisitions or technological innovations; or
     -    changes in earning earnings estimates or recommendations by analysts.

In addition, the stock prices of many technology companies fluctuate widely for reasons which may be unrelated to operating results. Fluctuations in our common stock's market price may affect our visibility and credibility in the Internet solutions market.

We have started expanding our business overseas. our international expansion could result in financial losses due to changes in foreign economic conditions as well as fluctuations in currency and exchange rates.

     We expect to expand our international operations and international sales and marketing efforts. We have limited experience in marketing, selling and distributing our services internationally. International operations are subject to other inherent risks, including the following:

     -    recessions in foreign economies;
     -    political and economic instability;
     -    fluctuations in currency exchange rates;
     -    difficulties and costs of staffing and managing foreign operations;
     -    potentially adverse tax consequences;
     -    reduced protection for intellectual property rights in some countries;
     -    changes in regulatory requirements; and
     -    reductions in business activity during the summer months in Europe.

ITEM 2.   PROPERTIES

     The Company's principal executive offices are located in leased premises of approximately 20,000 square feet in Las Colinas, Irving, Texas. The Company conducts substantially all of its operations in these premises.

ITEM 3.   LEGAL PROCEEDINGS

     None other than in the normal course of business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5.   MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a)  Market Information

     Following the completion of the public offering on November 30, 1989, and until September 6, 1990, the Company's common stock was traded on the over-the-counter market until trading ceased on September 6, 1990. On April 26, 1999, trading resumed and quotes were maintained on the bulletin board by the National Association of Securities Dealers, Inc.

     At September 8, 2000, the Company's outstanding securities consisted of 32,270,237 shares of $.01 par value common stock and 668,014 redeemable common stock purchase warrants.

     The expiration of the Warrants has been extended to December 31, 2000. Each Warrant currently entitles the holder to purchase at a price of $5.00, one share of the Company's common stock and holders of the Warrants have no voting, preemptive, liquidation, dividend or other rights. The Warrants became subject to redemption by the Company on September 15, 1989, for $.00001 per Warrant, upon 30 days written notice to the warrantholders. The Warrants are redeemable only in the event of a current effective registration statement.

      The following table sets forth the range of the high and low sales reported for the common stock since trading resumed on May 5, 1999:


                                            High    Low
                                           ------  ------
Quarter ended May 31, 2000                 $2.562   $.656
Quarter ended February 29, 2000             3.875    .593
Quarter ended November 30, 1999             1.062    .343
Quarter ended August 31, 1999               3.000    .343

     The above prices were obtained from the Financial Web. The prices shown in the above table represent inter-dealer quotations without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions. On May 31, 2000, and currently, there are broker-dealers publishing quotes for the common stock.

(b)  Holders

     The approximate number of holders of record of each class of equity securities of the Company as of September 8, 2000, was as follows:

                                              NUMBER OF
               TITLE OF CLASS                  RECORD
               --------------                  ------
                                               HOLDERS
                                               -------
          $.01 Par Value Common Stock            429

                 Warrants                         29


(c)  Dividends

     The Company has never declared or paid a cash dividend on its common stock. The Company does not intend to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     During fiscal 2000, the Company changed its name to NetCommerce from Virtual Enterprises, Inc. to better reflect its Internet activities. The consolidated financial statements presented herein reflect the operations and cash flows of Metroplex for all periods presented. On May 5, 1999, Metroplex merged with NetCommece, formerly Virtual Enterprises, Inc., whereby the acquisition was accounted for as a recapitalization of Metroplex. NetCommerce has expanded its presence in Utah through its acquisition of Current Media, LLC, and acquired additional resources through two small acquisitions. The Company currently develops, designs and hosts Internet web pages.

     Results of Operations

     Year Ended May 31, 2000 Compared to Year Ended May 31, 1999
     -----------------------------------------------------------

     Revenues

     Revenues for the year ended May 31, 2000, were $974,052 versus $382,798, a 154% increase over the prior year. Revenues increased as the Company continued to expand its operations and market its products and services. The Company's revenues from web development were $832,770 for the current year versus $326,000 in 1999. The Company's revenues from hosting fees were $141,282 for the current year versus $57,000 in 1999. The Company recognizes hosting fee revenues over the term of the contract ranging from one to three years.

     Development costs

     Development expenses were $1,086,254 in fiscal 2000 compared to $687,143 in fiscal 1999, an increase of 58%. The increase was primarily attributable to an increase in web development staff and stock compensation totaling $124,000 paid to a key consultant.

     Sales and Marketing

     Sales and marketing expenses were $2,239,157 in fiscal 2000 compared to $860,524 in fiscal 1999, an increase of 160%. The increase is related to the Company's expansion of its direct telemarketing sales staff, sales commissions totaling $527,961, as well as $781,101 in stock compensation paid to sales and marketing consultants.

     General and Administrative

     General and administrative expenses were $2,250,217 in fiscal 2000 compared to $292,856 in fiscal 1999, an increase of 668%. The increase is primarily related to $1,525,160 in stock compensation paid to our former chief executive officer and individuals associated with NuVen prior to the termination of the NuVen agreement. The Company has expanded finance and accounting functions, as well as incurred other expenses necessary to operate a public company.

     Liquidity and Capital Resources.

     The Company has incurred losses from operations during 2000 and 1999 and as of May 31, 2000, it had a working capital deficiency of $513,869. The Company requires significant capital to meet its obligations as they become due and fund its operations until such time the Company can achieve profitability. These factors raise substantial doubt about the Company's ability to continue as a going concern. The Company's plan is to seek additional capital through a private placement of its common stock. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs. There are no assurances that the Company will be successful in completing an offering sufficient to meet its operating needs. No adjustments have been made to the financial statements as a result of this uncertainty. The Company's independent accountants have modified their report to include an explanatory paragraph regarding this matter.

     The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. The Company incurred $185,767 of capital expenditures in 2000.

     The Company has generated cash from sales of its common stock and notes to fund its capital expenditures and operating losses. In 2000, the Company generated $2,039,730 and $448,680 from the issuance of common stock and notes, respectively, versus aggregate proceeds received of $777,210 in 1999. The Company used $1,648,599 in operations in fiscal 2000 versus $716,922 in fiscal 1999.

     Income Taxes

     The Company has incurred losses which are available to offset future taxable income. Due to the uncertainties regarding the recovery of such asset through future operations, management has recorded a valuation allowance for to reduce all its deferred tax assets to zero. Accordingly, there is no benefit for income taxes in the accompanying financial statements.


ITEM 7.   FINANCIAL STATEMENTS

                               NETCOMMERCE, INC.
                     (formerly Virtual Enterprises, Inc.)

                  Index to Consolidated Financial Statements



Description                                                                                  Page
-----------                                                                                  ----

Independent Auditors' Report                                                                  24

Consolidated Balance Sheet as of May 31, 2000                                                 25

Consolidated Statements of Operations for the Years Ended May 31, 2000 and 1999               26

Consolidated Statements of Stockholders' Equity for the Years Ended May 31, 2000 and 1999     27

Consolidated Statements of Cash Flows for the Years Ended May 31, 2000 and 1999               28

Notes to Consolidated Financial Statements                                                    29

INDEPENDENT AUDITORS' REPORT


Board of Directors
NetCommerce, Inc.
(formerly Virtual Enterprises, Inc.)

We have audited the accompanying consolidated balance sheet of NetCommerce, Inc. (the "Company") as of May 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended May 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of May 31, 2000, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended May 31, 2000, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has sustained losses from operations since its inception, has a working capital deficit, and requires substantial financing to meet its obligations as they become due. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                 /s/  McKennon, Wilson & Morgan LLP
                                 ----------------------------------

Irvine, California
September 8, 2000

                                    ASSETS
Current assets:
 Cash and cash equivalents                                      $   414,716
 Accounts receivable                                                 22,623
 Other current assets                                               101,103
                                                                -----------
     Total current assets                                           538,442

Investment, at cost (Note 4)                                        313,200
Property and equipment, net of accumulated
 depreciation of $235,106 (Note 5)                                  308,154
Intangible assets, net of accumulated
 amortization of $371,466 (Note 6)                                1,200,108
Other assets                                                         92,806
                                                                -----------
                                                                $ 2,452,710
                                                                ===========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                               $   185,206
 Accrued sales tax (Note 7)                                         151,517
 Notes payable (Note 8)                                             256,250
 Notes payable to related parties (Note 11)                        253,977
 Other accrued liabilities                                          219,702
                                                                -----------
     Total current liabilities                                    1,066,652

Commitments and contingencies (Note 9)

Stockholders' equity (Note 10):
 Common stock, par value $0.01; 75,000,000 shares
     authorized; 25,672,937 shares issued and                       256,729
      outstanding
 Additional paid-in capital                                       8,914,862
 Accumulated deficit                                             (7,785,533)
                                                                -----------
     Total stockholders' equity                                   1,386,058
                                                                -----------

                                                                $ 2,452,710
                                                                ===========

                                                  For the Year Ended May 31,
                                                  --------------------------
                                                         2000           1999
                                                  -----------    -----------

Net revenues                                      $   974,052    $   382,798
                                                  -----------    -----------


Operating expenses (Notes 10 and 11):
 Development and services                           1,086,254        687,143
 Sales and marketing                                2,239,157        860,524
 General and administrative                         2,250,217        292,856
                                                  -----------    -----------
    Total expenses                                  5,575,628      1,840,523
                                                  -----------    -----------

Operating loss                                     (4,601,576)    (1,457,725)

Other income (expense):
 Interest expense (Notes 8, 10 and 11)             (1,111,060)      (118,986)
 Other                                                 32,983            862
                                                  -----------    -----------
    Total other expense, net                       (1,078,077)      (118,124)
                                                  -----------    -----------

Net loss                                          $(5,679,653)   $(1,575,849)
                                                  ===========    ===========

Basic and diluted loss per share                       $(0.30)        $(1.07)
                                                  ===========    ===========

Basic and diluted weighted average
 common shares outstanding                         18,952,295      1,472,878
                                                  ===========    ===========

                          Common Stock          Additional      Accumulated
                      ----------------------
                       Shares       Amount     Paid-In Capital     Deficit          Total
                     -----------  ----------  ---------------  --------------  -------------
Balances, May 31,        509,298    $  5,093      $  298,501     $  (530,031)   $  (226,437)
 1998
Shares issued for
 acquisition of            1,049          10         135,132               -        135,142
 InteleSell
Conversion of
 Metroplex note        7,154,989      71,550       1,209,450               -      1,281,000
 payable to
 InteleSell
Shares issued for
 services rendered     1,406,000      14,060         221,745               -        235,805
 to Metroplex
Shares deemed
 issued in
 satisfaction of         332,000       3,320         327,385               -        330,705
 preferred stock
 of Metroplex
Shares deemed
 issued for equity
 participation           596,664       5,967         353,326               -        359,293
 interests of
 Metroplex
Shares retained by
 NetCommerce
 shareholders in       5,919,372      59,194         (59,194)              -              -
 recapitalization
Net loss                       -           -               -      (1,575,849)    (1,575,849)
                      ----------    --------      ----------   -------------    -----------

Balances, May 31,     15,919,372     159,194       2,486,345      (2,105,880)       539,659
 1999
Shares issued for         20,900         209         210,241               -        210,450
 debt issue costs
Shares issued to
 employees for         1,857,485      18,574       1,315,825               -      1,334,399
services
Shares issued for
 investment              174,000       1,740         311,460               -        313,200
Shares issued to
 consultants for       1,572,401      15,724       1,133,047               -      1,148,771
 services
Shares issued at
 various dates for
 cash at prices        5,678,779      56,788       1,982,942               -      2,039,730
 ranging from
 $0.20 to $1.50,
 each
Shares issued in
 acquisition of          100,000       1,000         184,777               -        185,777
 NetCom ISP
Shares issued in
 acquisition of           50,000         500          85,997               -         86,497
 Current Media
Shares issued for         50,000         500          88,500               -         89,000
 settlement
Shares issued for
 Techtonic Data          150,000       1,500         173,103               -        174,603
 interest
Value of shares
 contributed to                -           -         831,125               -        831,125
 service debt
Value of shares
 issued to related       100,000       1,000         111,500               -        112,500
 party for lease
Net loss                       -           -               -      (5,679,653)    (5,679,653)
                      ----------    --------      ----------   -------------    -----------
Balances, May 31,     25,672,937    $256,729      $8,914,862     $(7,785,533)   $ 1,386,058
 2000                 ==========    ========      ==========   =============    ===========

                                              For the Year Ended May 31,
                                         -----------------------------------

                                               2000               1999
                                         -----------------   ---------------
Cash flows from operating activities:
 Net loss                                      $(5,679,653)      $(1,575,849)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation                                     128,532            90,273
  Amortization                                     209,564           161,902
  Issuance of common stock to employees for      1,334,399           235,805
    services
  Issuance of common stock to consultants for
    services                                       990,771                 -
  Issuance of common stock for interest            200,000            81,000
  Issuance of common stock for legal settlement     89,000                 -
  Value of shares contributed to service debt      831,125                 -
  Other                                             26,250                 -
  Change in operating assets and liabilities:
   Increase in accounts receivable                 (42,623)                -
   Increase in other current assets                (63,603)                -
   Increase in accounts payable                    119,601            13,014
   Increase in accrued sales tax                   151,517           186,000
   Increase in other accrued liabilities            56,521            90,933
                                               -----------       -----------
        Net cash used in operating activities   (1,648,599)         (716,922)
                                               -----------       -----------

Cash flows from investing activities:
  Capital expenditures                            (185,767)          (60,288)
  Increase in other assets                         (14,192)                -
                                               -----------       -----------
        Net cash used in investing activities     (199,959)          (60,288)
                                               -----------       -----------

Cash flows from financing activities
  Proceeds from issuance of notes payable          448,680            82,412
  Payments on related party notes payable         (225,136)                -
  Proceeds from issuance of stock                2,039,730                 -
  Issuance of preferred stock of Metroplex               -           330,705
  Issuance of equity participation interests
    of Metroplex                                         -           364,093
                                               -----------       -----------
        Net cash provided by financing
         activities                              2,263,274           777,210
                                               -----------       -----------

Net increase in cash                               414,716                 -
Cash at beginning of year                                -                 -
                                               -----------       -----------
Cash at end of year                            $   414,716       $         -
                                               ===========       ===========

Cash paid for:
 Interest                                      $    79,935       $    18,849
                                               ===========       ===========

Non cash financing activities:
 Common stock issued for investment, at cost   $   313,200       $         -
                                               ===========
 Common stock issued for acquisitions          $   446,877       $         -
                                               ===========
 Common stock issued for accrued liabilities   $   260,000       $         -
                                               ===========
 Common stock issued for assets of InteleSell  $         -       $   135,142
                                               ===========       ===========
 Note payable issued for acquisition
  of InteleSell                                $         -       $ 1,200,000
                                               ===========       ===========
 Conversion of Metroplex note payable
  to InteleSell, plus accrued interest
  into common stock                            $         -       $ 1,281,000
                                               ===========       ===========


Note 1 - Organization and History

NetCommerce, Inc., formerly Virtual Enterprises, Inc. ("NetCommerce") was formed in June 1989 as a Colorado corporation under the name The Toen Group, Inc. NetCommerce was primarily engaged in the acquisition, maintenance and operation of television stations in various states through 1992. From 1992 through May 5, 1999, NetCommerce had no operations.

On Aug. 31, 1999, the company changed its name from Virtual Enterprises, Inc. to NetCommerce, Inc.

On May 5, 1999, NetCommerce acquired the assets and assumed certain liabilities of MetroplexWeb, Inc. ("Metroplex") for 10,000,000 shares of its common stock. Metroplex, a Texas corporation was formed on September 12, 1996. Metroplex is engaged primarily in the development, design, hosting and support of Internet web pages. Metroplex also creates, designs and administers Internet malls, where users can search for products and services in their geographical area known as "virtual cities." Metroplex's operations are primarily located in Dallas/Forth Worth, Texas and are expanding into other metropolitan cities. The acquisition of Metroplex is accounted for as a reverse merger as if Metroplex was recapitalized by NetCommerce.

Prior to becoming a subsidiary of NetCommerce, Metroplex entered into an asset purchase agreement with InteleSell, Inc. ("InteleSell") on June 30, 1998. In connection therewith, Metroplex issued common stock and notes aggregating $1,335,142 to acquire these assets. The acquisition was accounted for as a purchase. InteleSell develops, designs and hosts Internet web pages. During fiscal 2000, NetCommerce acquired three small companies with very limited operations for an aggregate purchase price of $446,877. The acquisitions were primarily consummated to establish an office in the state of Utah and expand into broadband and collection services. See Note 3 for further discussion of these acquisitions.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of NetCommerce and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the historical operations of Metroplex for all periods presented. The accompanying consolidated financial statements include the operations of the Company's acquirees from the date of acquisition.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. At May 31, 2000, the Company had a working capital deficit of $513,869. The Company requires capital to continue to fund losses for the foreseeable future. These factors raise substantial doubt about its ability to continue as a going concern. Since inception, the Company has generated cash flows from financing activities to fund losses from operations. Management plans to raise equity and/or debt financing through a private placement of securities. Losses from operations are expected to increase due to management's belief that expanded marketing and sales efforts are required to significantly increase the Company's revenues. There are no assurances that NetCommerce will be successful in obtaining additional funding on satisfactory terms. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     Cash and Cash Equivalents

The Company considers all liquid investments with a remaining maturity of three months or less to be cash equivalents. Balances in bank accounts may, from time to time, exceed federally insured limits.

Property and Equipment

Property and equipment are stated at cost and are depreciated over their estimated useful lives using the straight-line method ranging from three to five years. Additions and betterments are capitalized. The cost of maintenance and repairs is charged to expense as incurred. When depreciable property is retired or otherwise disposed of, the related cost and accumulated depreciation and amortization are removed from the accounts and any gain or loss is reflected in the consolidated statements of operations.

The Company periodically reviews the value of its property and equipment for impairment whenever events or changes in circumstances indicate that the book value of an asset may not be recoverable. An impairment loss would be recognized whenever the review demonstrates that the future undiscounted net cash flows expected to be generated by an asset from its use and eventual disposition are less than the carrying amount of the asset. Management believes no impairment has occurred.

Intangible Assets

Customer lists represent the value of customers acquired from InteleSell on June 30, 1998. The Company assigned the value based on comparable acquisitions of customer lists in the Company's industry. Management assigned a value of $1,000 per customer acquired, or $253,000. The Company amortizes these costs over its expected benefit period from the customer. In management's opinion, the expected benefit period of its customers acquired is approximately five years, and accordingly, customer lists are amortized over five years using the straight-line basis. In the event circumstances affecting customer retention change, management will adjust the period to be benefited prospectively. During the years ended May 31, 2000 and 1999, amortization of customer lists amounted to $50,600 and $46,383.

Goodwill represents the excess of purchase price over the fair value of the net assets of acquired businesses. Goodwill is stated at cost and is amortized on a straight-line basis ranging from three to seven years. The Company assesses the recoverability of this intangible asset quarterly, by determining whether the amortization of the goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is measured based on projected undiscounted cash flows and is charged to operations in the period in which goodwill impairment is determined by management. To date, management has not identified any impairment of goodwill. During the years ended May 31, 2000 and 1999, amortization of goodwill amounted to $158,964 and $115,519, respectively.

Revenue Recognition

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

The Company generally enters into contracts to host customer web sites for one year or more. At May 31, 2000 and 1999, the Company deferred hosting fees of $60,656 and $69,605, respectively, included in other accrued liabilities in the accompanying balance sheet.

Research and Development

Research and development costs are expensed as incurred. Statement of Financial Accounting Standards ("SFAS") 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed", does not materially affect the Company.

Advertising Costs

The Company expenses the costs of advertising as incurred. Advertising expenses were not significant for the periods presented.

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

The Company's net deferred tax assets of approximately $2.3 Million at May 31, 2000, consist of net operating loss carryforwards amounting to approximately $5.6 Million for federal income tax reporting purposes; these net operating losses begin to expire in 2019. The utilization of these net operating losses may be substantially limited by the occurrence of certain events, including changes in ownership. At May 31, 2000, the Company provided a valuation allowance for deferred tax asset totaling $2.3 Million. During the years ended May 31, 2000 and 1999, the Company's valuation allowance increased $1,822,000 and $117,000, respectively.

Loss Per Share

The Company presents basic earnings per share ("EPS") and diluted EPS on the face of all statements of operations. Basic EPS is computed as net loss divided by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options and warrants. Due to the net losses incurred during the years ended May 31, 2000 and 1999, all common stock equivalents outstanding were considered anti-dilutive and were excluded from the calculations of diluted net loss per share. At May 31, 2000, there were no securities that would be recorded as common stock equivalents in the calculation of diluted net loss per share.

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

Reporting Comprehensive Income

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting the components of comprehensive income and requires that all items that are required to be recognized under accounting standards as components of comprehensive income be included in a financial statement that is displayed with the same prominence as other financial statements. Comprehensive income includes net income, as well as certain non-shareholder items that are reported directly within a separate component of stockholders' equity and bypass net income. The Company had adopted the provisions of this statement during the prior fiscal year, with no impact on the accompanying consolidated financial statements.

Disclosures about Segments of an Enterprise and Related Information

The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in fiscal year 1999. SFAS No. 131 establishes standards for reporting information about operating segments and related disclosures about products, geographic information and major customers. The Company's operations have been classified into two operating segments: (i) Web Site Development - the Company contracts the design, development and implementation of Internet sites on the World Wide Web; and (ii) Web Site hosting - the Company provides web hosting and support services.

The Company's operating segments are differentiated by service type. Summarized financial information by operating segment is as follows:

                                             2000           1999
                                           --------       --------
          Net revenues:
             Web Site Development          $832,770       $325,723
             Web Site Hosting               141,282         57,075
                                           --------       --------
                                           $974,052       $382,798
                                           ========       ========

Stock-based Compensation

The FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees". Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. Through May 31, 2000, the Company had no employee stock options outstanding.

     Accounting for Derivative Instruments and Hedging Activities

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends existing accounting standards and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires that all derivatives be recognized in the balance sheet at their fair market value, and the corresponding derivative gains or losses be either reported in the statement of operations or as a component of other comprehensive income depending on the type of hedge relationship that exists with respect to such derivative. The Company does not expect the adoption of SFAS No. 133 to have a material impact on its consolidated financial statements.

Financial Statement Reclassifications

Certain amounts reflected in the consolidated financial statements for the year ended May 31, 1999 have been reclassified to conform to the presentation for the year ended May 31, 2000.

Note 3 - Acquisitions

On February 15, 2000, the Company acquired all the assets of CurrentMedia LLC ("CurrentMedia") for $10,000 cash and 50,000 shares of restricted common stock, fairly valued at $86,497. The acquisition was accounted for under the purchase method with the excess of cost over the fair value of the net assets acquired of $76,177 allocated to goodwill. The assets acquired were fixed assets fairly valued at $10,320. CurrentMedia is located in Park City, Utah, and develops, designs and hosts Internet web pages. The Company believes that the acquisition is the first step in expanding their operations throughout the United States.

On March 17, 2000, the Company issued 100,000 shares of restricted common stock for all the issued and outstanding common stock of Netcom ISP, Inc. ("Netcom"), an unrelated Internet service provider. The value of the common stock issued was $1.86 per share or $185,777 in total, based on the average closing market price of the stock for the 15 days prior and subsequent to the transaction announcement date less a 10% discount for the trading restriction imposed on such shares. The acquisition was accounted for under the purchase method with the excess of cost over the fair value of assets acquired of approximately $175,652 allocated to goodwill. Netcom provides connectivity and bandwidth services to small and medium sized businesses.

On April 10, 2000, the Company issued 150,000 shares of restricted common stock for the purchase of a 51% interest in Tectonic Data, L.L.C. ("Tectonic"), an unrelated technology development and positioning company. The restricted common stock was valued at $1.16 per share or $174,603 in total, based on the average closing market price of the stock for the 15 days prior and subsequent to the transaction announcement date including a 10% discount for the trading restriction imposed on such shares. The Company believes that through the acquisition of Tectonic it can improve its website design, development and hosting services.

The acquisitoins discussed above are not considered material to the Company's net assets or operations, individually or in the aggregate.

As discussed in Note 1, on June 30, 1998, Metroplex entered into an asset purchase agreement with InteleSell to acquire all of the assets owned by InteleSell. In connection therewith, Metroplex issued 1,049 shares of its common stock valued at $135,142 and a note payable of $1,200,000. The $1,335,142 purchase price has been allocated approximately $200,000 to certain property and equipment, and

$253,000 to customer lists based on their estimated fair value. Metroplex allocated the remaining purchase price of $882,142 to goodwill.

The unaudited pro forma statement of operations data for the years ended May 31, 1999, assuming the acquisition of Metroplex and InteleSell occurred June 1, 1998, are as follows:

                                       1999
                                    ------------
              Revenues              $   387,788
                                    ===========
              Net loss              $(1,810,420)
                                    ===========
              Net loss per share    $     (1.23)
                                    ===========

The above unaudited pro forma amounts are not necessarily indicative of what the actual results might have been if the acquisitions had occurred as of the dates indicated.

Note 4 - Investment, at cost

On July 23, 1999, the Company entered into a Memorandum of Understanding with Anyuser.Net ("Anyuser"), South Korean corporation, of Seoul, Korea, whereby the Company intended to invest $3 million into Anyuser to acquire approximately 47% of the total issued and outstanding common stock of Anyuser. The Company advanced Anyuser $100,000. On February 21, 2000, the Company transferred all its rights to a letter of intent to Anyuser to NuVen Capital Limited Partnership for 57,143 shares of an unrelated Company's common stock. These shares are accounted as marketable securities. At May 31, 2000, the fair market value of the common stock was $57,143, which has been recorded in other current assets in the accompanying balance sheet. In connection with exchange, the Company recorded a loss of $42,857 included in other income (expenses) in the statement of operations in fiscal 2000.

On March 2, 2000, the Company issued 174,000 shares of restricted common stock in exchange for 50 shares of common stock or a 5% interest in an unrelated company. The value of the common stock issued was $313,200 based on the average closing market price of the stock for the 15 days prior and subsequent to the transaction date, less a 10% discount for the trading restrictions imposed on such shares.

Note 5 - Property and Equipment


Property and equipment consists of the following as of May 31, 2000:



     Property and equipment                                   $ 485,045
     Furniture and fixtures                                      55,868
     Leasehold improvements                                       2,347
                                                              ---------
                                                                543,260
     Less: accumulated depreciation                            (235,106)
                                                              ---------

                                                              $ 308,154
                                                              =========

Note 6 - Intangible Assets

At May 31, 2000, intangible assets and related lives are as follows:

                                 Goodwill     Customer Lists           Total
                        -----------------  -----------------  -----------------
Cost                           $1,318,574           $253,000         $1,571,574
Less - Accumulated               (274,483)           (96,983)          (371,466)
 amortization                  ----------           --------         ----------
                               $1,044,091           $156,017         $1,200,108
                               ==========           ========         ==========

Range of lives              Three to five         Five years
                            years


Note 7 - Accrued Sales Taxes

Effective October 1, 1999, the State of Texas requires that sales tax must be paid on all revenues derived from services related to the development of web sites. The rule was retroactive, so the tax applies to all revenues derived from web development services since the Company's inception in 1996. This liability has been determined by the State of Texas to be $151,517 as of May 31, 2000, and is included on the accompayning balance sheet. The Company is currently acting to resolve this matter with the State of Texas.

Note 8 - Notes Payable

In connection with the acquisition of InteleSell, the Company issued a note payable of $1,200,000, interest at 8% per annum, due in annual installments of $96,000, with remaining principal, plus accrued interest due on June 30, 2001. Interest expense included in operations during fiscal 1999 amounted to approximately $81,000. In May 1999, the noteholders agreed to convert principal, plus accrued interest into 7,154,989 shares of the Company's common stock.

On June 2, 1999, the Company issued 8% notes totaling $250,000, due and payable June 2, 2000. As an inducement to obtain the financing, a NetCommerce shareholder issued 200,000 shares of common stock. Management estimated the value of such shares at $200,000, which were amortized as interest costs during fiscal 2000. The due date of the note was extended to September, 2001.

On September 1, 1999, the Company issued an 8% note totaling $100,000, due and payable January 1, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 235,000 shares of common stock. On January 1, 2000, the Company defaulted on the loan and the creditor retained the 235,000 shares of common stock as settlement. The Company valued the pledged shares at $440,625 on the date of default and charged interest expense. As of May 31, 2000, the Company was obligated to repay this shareholder the outstanding balance of $100,000. Subsequent to May 31, 2000, the Company issued 275,000 shares of restricted common stock to this shareholder in full settlement of this debt.

Note 9 - Commitments and Contingencies

Operating Leases

The Company is obligated under certain facility lease agreements to make future annual minimum rental payments, excluding taxes and common area maintenance costs, for the years ending May 31 as follows:

     Years Ending
        May 31,
     ------------

         2001                            $  385,974
         2002                               396,444
         2003                               328,333
         2004                                55,000
                                         ----------

                                         $1,165,751
                                         ==========

Total rent expense for all leases for the years ended May 31, 2000 and 1999 was $132,039 and $97,682, respectively. See Note 11, for a lease that was entered into subsequent to year-end.

Consulting Agreements

On November 1, 1998, Metroplex entered into certain agreements for marketing and sales assistance, as well as certain financial advisory services with certain consultants. These agreements expired on June 30, 1999. Total consulting fees incurred in connection with these agreements amounted to $10,000 and $186,000 in fiscal 2000 and 1999, respectively. The Company satisfied these obligations through the issuance of common stock, see Note 10. Total consulting expense during fiscal 2000 amounted to $1,404,512.

On July 1, 1998, NetCommerce entered an agreement with NuVen Advisors, Inc. ("NuVen") for financial advisory services at the rate of $10,000 per month. NuVen is controlled by the Company's former president. On April 30, 1999, NetCommerce issued 850,000 shares of common stock in settlement of services rendered through April 30, 1999, valued at $100,000 or $0.12 per share based on the fair market value of the Company's common stock. During Fiscal 2000, this agreement was amended to reduce the rate of $3,500 and $500 per month, respectively. On December 16, 1999, the agreement was terminated. The Company issued 2,367,442 shares of common stock valued at $1,562,512 to employees of the Company, which were also employees of NuVen , as well as certain other employees of NuVen. Of such amounts, 1,671,397 shares valued at $1,103,122 were issued to the Company's then executive officers. On December 16, 1999, the Company's officers resigned.

The Company from time to time retains consultants in the normal course of business. These consultants may be treated as employees by state and federal authorities. In the event that these consultants are reclassified as employees by authorities, the Company may be liable for state and federal payroll taxes, plus penalties and interest, related to the individuals.

     Litigation

The Company is subject to a limited number of claims and actions, which arise in the ordinary course of business. The litigation process is inherently uncertain, and it is possible that the resolution of the company's existing and future litigation may adversely affect the Company. Management is unaware of any matters that may have material impact on the Company's consolidated financial position, results of operations or cash flows.

Note 10 - Stockholders' Equity

Common Stock

On August 31, 1999, the board of directors approved an increase in the number of common shares authorized from 50,000,000 to 75,000,000 while retaining the same $0.01 par value.

In connection with Metroplex's acquisition of the assets of InteleSell on June 30, 1998, the Company issued 1,049 shares of its common stock valued at $135,142 (see Notes 1 and 3). The Board of Directors valued this common stock based on the Company's peer group historical revenues and 1999 projected revenues. The value placed on these shares of common stock was approximately $129 per share.

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

From July 1997 through May 31, 1999, Metroplex authorized and issued participating equity instruments, which enabled the holder to participate in the profits and benefit from a sale or an initial public offering of Metroplex. Such interests were converted into shares of common stock subsequent to the acquisition of Metroplex's assets. The investors were issued 1,100,000 shares of common stock in satisfaction of $662,387 of these equity participation interests. Shares were deemed issued retroactively to effect the date of issuance of the participation interest; 503,336 shares in fiscal 1998 and 596,664 shares in fiscal 1999, because of the reverse acquisition accounted for as a recapitalization.

On March 2, 2000, the Company issued 174,000 shares of restricted common stock in exchange for 50 shares of common stock or a 5% interest in an unrelated company. The value of the common stock issued was $313,200 based on the average closing market price of the stock for the 15 days prior and subsequent to the transaction date including a 10% discount for the trading restriction imposed on such shares.

On March 17, 2000, the Company issued 100,000 shares of restricted common stock for all the issued and outstanding common stock of an unrelated Internet service provider (Note 3).

On March 22, 2000, the Company issued 50,000 shares of restricted common stock in satisfaction of a lawsuit brought on by a prior member of management. The shares were valued at $89,000 and charged to operations.

On April 10, 2000, the Company issued 150,000 shares of restricted common stock valued at $174,603 for the purchase of a 51% interest in an unrelated technology development and positioning company (Note 3).

On various dates during fiscal 2000, the Company issued 1,572,401 shares of restricted common stock to consultants for services rendered. The services ranged from financial consulting to promoting services. These shares were valued at $1,148,771, which includes a 10% discount for the trading restrictions imposed on such shares (Note 8).

On various dates during fiscal 2000, the Company issued 5,678,779 shares of restricted common stock for cash at prices ranging from $0.20 to $1.50 per share in private placements relying on exemptions to registration available under the provisions of the Securities Act of 1933. The Company received $2,039,370 pursuant to such offerings.

See Note 11 for an additional common stock transaction.

Stock Options

Options to purchase 750,000 shares of common stock at $0.01 expired on December 31, 1999, with none exercised. In addition, options to purchase 100,000 shares of common stock, exercisable at $1.00 per share, expired on December 31, 1999, with none exercised. As of May 31, 2000, options to purchase 100,000 shares of common stock at $1.00 are outstanding and exercisable, and expire on June 30, 2001. No options were granted in fiscal 2000.

Warrants

As of May 31, 2000, warrants to purchase 668,000 shares of common stock were outstanding at an exercise price of $5.00 per share. The warrants are exercisable at the option of the holders on or before December 31, 2000.

Note 11 - Related Party Transactions

The Company has a note payable due to an officer of the Company totaling $63,995 at May 31, 2000 for advances to the Company through charges for Company expenses on his personal credit card. The note bears interest at 17% per annum and is due on demand. The Company made payments of $184,541 on this note in fiscal 2000. Management expects to repay the remaining amount in fiscal 2001. Payments for interest charges under this note were $42,374 and $18,849 in fiscal 2000 and 1999, respectively.

The Company satisfied a note payable to a former officer of the Company with payments totaling $38,596 during fiscal year 2000. The original note was a result of advances to the Company through charges for Company expenses on the officer's personal credit card. Payments for interest charges under this note were $5,920 in fiscal 2000.

In fiscal 2000, the Company renewed some of the agreements. At May 31, 2000, no amounts are due in connection with these agreements.

On December 14, 1999, the Company issued 8% notes to a company totaling $90,000, originally due and payable January 14, 2000. At May 31, 2000, the note is still outstanding and is due upon demand. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 250,000 shares of common stock. On January 14, 2000, the Company defaulted on the loan and the creditor retained the 250,000 shares of common stock as settlement. The Company valued the pledged shares at $390,500 on the date of default and charged interest expense. As of May 31, 2000, the Company was obligated to repay this shareholder the outstanding balance of $90,000. Subsequent to May 31, 2000, the Company issued 300,000 shares of restricted common stock to this shareholder in full settlement of this debt.

On April 4, 2000, the Company issued 100,000 shares of restricted common stock to a relative of an officer of the Company. The shares were issued, as an incentive for the officer's relative to enter into a lease on behalf of the Company for computers and related equipment. The shares were valued at $112,500 and will be amortized over the 36-month life of the lease. The Company charged $6,250 to rent expense in fiscal 2000, as a result of this issuance.

Note 12 - Subsequent Events

On June 16 and July 16, 2000, the Company issued 1,200,000 and 1,150,000 shares, respectively, of restricted common stock for cash at $0.20 per share in private placements under exemptions available under the Securities Act of 1933. The Company received $470,000 pursuant to these offerings. Such shares were issued to an unrelated party and based on market conditions.

On June 26, 2000, the Company entered into a lease agreement with a three-year term for a 20,000 square foot facility. The lease commences on August 1, 2000 and requires monthly payments of $25,833 during the first year.

On September 5, 2000, the Company entered into a letter of intent giving the Company a direct equity interest for developing, positioning, and streamlining e-commerce operations for a Columbian based coal mining operation.

For additional subsequent events see Notes 11.


ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

     None

                                   PART III

ITEM 9.   DIRECTORS AND EXECUTIVE OFFICERS

(a)  Identification of Directors and Executive Officers.

     The following table furnishes the information concerning the directors and executive officers of the Company as of May 31, 2000. The directors of the Company are elected every year and serve until their successors are elected and qualify.

                             Period Served as        Officer          Period Served
        Name           Age       Director           Position           as Officer
        ----           ---       --------           --------           ----------
Mark B. Lindberg         33     9/15/99 -        Chief Executive    9/15/99 - Present
                                 Present             Officer
-------------------------------------------------------------------------------------
Daniel L. Henderson      23     9/15/99 -        Chief Operating    9/15/99 - Present
                                 Present             Officer
-------------------------------------------------------------------------------------

(b)  Business Experience.

     The following is a brief account of the business experience during the past five years of each director and executive officer of the Company, including principal occupations and employment during that period and the name and principal business of any corporation or other organization in which such occupation and employment were carried on.

Mark Lindberg

     Mark Lindberg, (33) CEO of MetroplexWeb, Inc., a NEET wholly owned subsidiary specializing in website design, hosting, e-commerce applications and consulting services. As an officer of Metroplexweb since 1996, Mr. Lindberg qualifies as a seasoned player in the Internet. Mr. Lindberg has been Chief Executive Officer of Metroplexweb in the transformation of Metroplexweb from a private to a publicly held company. Mr. Lindberg has been instrumental in arranging and securing private capital, strategic alliances, and creating new growth strategies for the company. Mr. Lindberg holds a Bachelor of Science degree in accounting from Baker University in Baldwin City, Kansas where he attended on a golf scholarship. Mr. Lindberg was formerly employed for 6 years by National Health Care Discount, Inc. (NHCD) of Dallas, Texas, where he served as Regional Operations Manager of one of the company's five calling centers. Mr. Lindberg started his career as a Tax Specialist for Deloitte & Touche, a Big Five Public Accounting Firm, in their Kansas City office.

Daniel Henderson

     Mr. Henderson (23) currently serves as President of MetroplexWeb, Inc. He is the former President of Web-Maxx Technologies, an Arlington, Texas private company acquisition by MetroplexWeb, Inc. in late 1998. Mr. Henderson founded Web-Maxx Technologies in 1996, and established relationships with some of the largest businesses in the Dallas area. Mr. Henderson's unique understanding of e-commerce applications is what made Web- Maxx Technologies a viable candidate for the acquisition. Mr. Henderson's responsibilities include managing the day-to-day operations of MetroplexWeb, and developing intercompany policies and procedures. Mr. Henderson attended the University of Texas in Arlington on a baseball scholarship.

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

ITEM 10.  EXECUTIVE COMPENSATION

(a)  Summary Compensation Table.

     The following summary compensation table sets forth in summary form the compensation received during the last fiscal year by the Company's Chief Executive Officer and President (the "Named Executive Officers"). There were no executive officers that were compensated in excess of $100,000 during fiscal year 2000.

   Name and Principal         Fiscal            Salary/(1)/        Other Annual           Options
        Position               Year                                Compensation         Granted (#)
        --------               ----                                ------------         -----------
Mark B. Lindberg, CEO     6/01/99-5/31/00           $66,239           $   40,000/(2)/        N/A
 and President

Daniel L. Henderson,      6/01/99-5/31/00           $93,162/(3)/               -0-           N/A
 Secretary

Fred G. Luke, former      6/01/99-5/31/00           $  0.00           $1,070,630/(4)/        N/A
 President, CEO, and
 Director

Leonard Roman, former     6/01/99-5/31/00           $  0.00           $   32,492/(5)/        N/A
 Chief Financial Officer

  (1)  The dollar value of base salary (cash).
  (2) Mr. Lindberg received shares of Rule 144 common stock in fiscal 2000 in lieu of cash for the payment of a prior year deferred compensation agreement.
  (3) Mr. Henderson received $24,200 in consulting compensation paid to Webb Max Technologies, Inc., of which Mr. Henderson is the majority shareholder and President.

  (4)  Mr. Luke received shares of stock through issuance of an S-8.
  (5)  Mr. Roman received shares of stock through issuance of an S-8.

(b)  Stock Options

     There were no options granted during fiscal year 2000 to the Company's Named Executive Officers.


(c)  Long Term Incentive Plans.

     None.

(d)  Compensation of Directors

     The Company has no standard arrangement for the compensation of directors or their committee participation or special assignments.

(e)  Contracts with Named Executive Officer and other Officers and Directors.

     There are no other contracts with Named Executive Officers or other Officers or Directors.

(f)  Report on Repricing of Options

     During fiscal year 2000, the Company has not adjusted or amended the exercise price of stock options.

(g)  Change in Control.

     There was no change of control during fiscal year 2000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


(a) Beneficial owners of five percent (5%) or greater of the Company's Outstanding Voting Securities.

     The following sets forth information with respect to ownership by holders of more than five (5%) of the Company's outstanding voting securities known by the Company.

                                                          Amount and
                                                            Nature
                             Name and Address           of Beneficial         Percent of
   Title of Class          of Beneficial Owner             Interest            Class/(1)/
   --------------          -------------------          -------------          --------
$.001 par value           GRAT Investments, LLC
Common Stock               10009 Office Center            2,575,000             9.95% /(1)/
                          Saint Louis, MO 63128

(1)  Based upon 25,872,937 common shares outstanding.

     The following sets forth information, with respect to the Company's Common Stock beneficially owned by each Officer and Director, and by all Officers and Directors as a group. No Officer or Director personally owns any of the Company's Redeemable Common Stock Purchase Warrants.

                                                          Amount and
                                                            Nature
                             Name and Address           of Beneficial         Percent of
   Title of Class          of Beneficial Owner             Interest            Class/(1)/
   --------------          -------------------          -------------          --------
  $.001 par value            Mark Lindberg                     882,931
  Common Stock            1900 Westridge Road                                      3.4%
                          Irving, Texas 75038

   $.001 par value           Daniel Henderson                  460,000
   Common Stock           1900 Westrdige Road                                      1.8%
                          Irving, Texas 75038

    $.001 par value       All Officers and Directories       1,342,931              5.2%
    Common Stock                as a group

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

(a)  Transactions With Management and Affiliates.

     As noted in Item 10(e), effective June 30, 1998, the employment agreement with Mr. Fred Luke, President of the Company was terminated. The services of Mr. Luke subsequent to June 30, 1998 were provided to the Company under the Advisory and Management Agreement with NuVen Advisors, Inc. Effective July 1, 1998, the Company amended its Advisory and Management Agreement with NuVen Advisors, Inc. increasing the monthly fee from $5,000 per month to $10,000 per month. The amount due NuVen for services in fiscal 1999 was satisfied by the issuance of additional shares of common stock. The agreement with Nuven Advisors was terminated in December, 1999 and all payments were satisfied and paid to Nuven.

(b)  Certain Business Relationships.

     There are no employees other than the executive officers disclosed above who make, or are expected to make, significant contributions to the business of the Company, the disclosure of which would be material.

(c)  Indebtedness of Management.

     None.


                                 PART IV


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  8-K Reports:

     During fiscal 2000, the Company filed Form 8-K's as follows:

     On June 28, 1999, the Company issued an 8-K in reference to the audit firm of Kang, Ye, & Jun CPA, resigned as the Company's independent accountant which did not have an adverse opinion or any qualification as to uncertainty or scope of accounting principles. There were no disagreements with the audit firm. On June 29, 1999, the audit firm of McKennon, Wilson, & Morgan LLP was engaged to perform the audit.

     On August 31, 1999, the Company issued an 8-K in reference to restating and amending the Articles of Incorporation of the Company. The Company increased its authorized capital stock from 50,000,000 shares of $0.01 common shares to 75,000,000 shares of $0.001 common and 25,000,000 shares of $0.001 preferred shares. There was not change in issued or outstanding shares of either class. The new cusip number is 641082 10 2 and the new trading symbol is NEET.

     On March 7, 2000, the Company issued an 8-K in reference to the change of principle office relocation to 15280 Addison Road, Suite 250, Addison, Texas 75001 and the new phone number is (972) 503-8984.

(b)  Exhibits:

     Exhibit
     Number                          Description
     -------                         -----------

     1         Consent of Independent Accountants

     2         Financial Data Schedule [Exhibit included herein]


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETCOMMERCE, INC.
                                    (formerly, Virtual Enterprises, Inc.)



Date: September 12, 2000            By:/s/ Mark Lindberg
                                       -----------------
                                       Mark Lindberg,
                                       President and
                                       Chief Executive Officer

                                    By:/s/ Daniel Henderson
                                       --------------------
                                       Daniel Henderson
                                       Secretary