Form 10QSB
period 2000-08-31
NETCOMMERCE INC
filed 2000-10-20
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB
                                  -----------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2000             Commission File No.  33-23430-D
                                                                 ---------------

                               NETCOMMERCE, INC.
         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            Nevada                                           84-1091271
-------------------------------------                ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


  1900 Westridge Drive, Irving, Texas                          75038
-------------------------------------------------    ---------------------------
 (Address of principal executive offices)                   (Zip Code)

                                (972) 465-5900
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                               Yes  X    No
                                   ---      ---

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of October 19, 2000, there were 32,831,187 shares of the Registrant's $.001 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                               NETCOMMERCE, INC.
                                     INDEX

                                                                            Page
                                                                            ----
                                    PART I
                                    ------

Item 1.  Financial Statements

         Consolidated Balance Sheet - August 31, 2000..........................3

         Consolidated Statements of Operations - Three Months and Three Months
           Ended August 31, 2000 and August 31, 1999...........................4

         Consolidated Statements of Cash Flows - Three Months Ended
           August 31, 2000 and August 31, 1999.................................5

         Notes to Consolidated Financial Statements............................6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.........................7


                                    PART II
                                    -------

Item 1.  Legal Proceedings.....................................................9

Item 2.  Changes In Securities.................................................9

Item 3.  Defaults Upon Senior Securities.......................................9

Item 4.  Submission of Matters to a Vote of Security Holders...................9

Item 5.  Other Information.....................................................9

Item 6.  Exhibits and Reports on Form 8-K......................................9

Part I

                               NetCommerce, Inc.
                          Consolidated Balance Sheet
                                August 31, 2000


ASSETS

Cash                                                       $       293,455
Marketable securities                                              285,715
Accounts receivable                                                 33,500
Other current assets                                                87,888
                                                           ---------------
    Total current assets                                           700,558

Investments at cost                                                313,200
Property and equipment, net of accumulated
  depreciation of $277,457                                         484,952
Goodwill, net of accumulated amortization
  of $341,523                                                      977,051
Client lists, net of accumulated amortization
  of $109,633                                                      143,367
Other assets                                                       114,285
                                                           ---------------

    Total assets                                           $     2,733,413
                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                              $       256,250
Notes payable to related parties                                   339,217
Accounts payable                                                   293,418
Accrued sales tax                                                  151,517
Other current liabilities                                          379,563
                                                           ---------------

    Total current liabilities                                    1,419,965
                                                           ---------------


Stockholders' equity:
  Common stock, par value $0.001; 75,000,000 shares
  authorized, 29,521,937 shares issued and outstanding             310,219
  Additional paid-in capital                                     9,905,622
  Unrealized gain                                                  228,572
  Accumulated deficit                                           (9,130,965)
                                                           ---------------

    Total stockholders' equity                                   1,313,448
                                                           ---------------

    Total liabilities and stockholders' equity             $     2,733,413
                                                           ===============

                               NetCommerce, Inc.
                     Consolidated Statements of Operations


                                                  Three months ended
                                                      August 31,
                                              -------------------------
                                                  2000          1999

NET REVENUES                                      270,161       206,159
                                              -----------   -----------

OPEPATING EXPENSES
 Development and services                         533,640       230,979
 Sales and marketing                              653,474       293,406
 General and administrative                       418,694        99,883
                                              -----------   -----------
  TOTAL OPERATING EXPENSES                      1,605,808       624,268
                                              -----------   -----------

LOSS FROM OPERATIONS                           (1,335,647)     (418,109)

OTHER INCOME (EXPENSE)
 Interest expense                                  (9,785)     (111,172)
                                              -----------   -----------

LOSS BEFORE INCOME TAXES                       (1,345,432)     (380,241)
 Income Taxes                                           -         1,600
                                              -----------   -----------

NET LOSS                                      $(1,345,432)  $  (530,881)
                                              ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE          $     (0.05)  $     (0.03)
                                              ===========   ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                 28,532,839    15,929,372
                                              ===========   ===========

                               NetCommerce, Inc.
                     Consolidated Statements of Cash Flows


                                                          Three months ended
                                                              August 31,
                                                       -------------------------
                                                            2000         1999
Cash Flows From Operating Activities:
   Net loss                                            $(1,345,432)   $(530,881)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
    Depreciation and amortization                          122,041       67,882
    Issuance of common stock for interest                        -      200,000
    Increase in accounts receivable                        (10,877)     (10,950)
    Increase in other current assets                       (43,928)           -
    Increase in accounts payable                           108,212      138,436
    Increase in accrued consulting fees                          -       28,000
    Increase in other current liabilities                  159,861      107,911
                                                       -----------    ---------

   Net cash (used) provided by operating activities     (1,010,123)         398
                                                       -----------    ---------

Cash Flows From Investing Activities:
   Purchases of equipment                                 (219,149)     (46,637)
   Increase in other assets                                (21,479)    (150,000)
                                                       -----------    ---------

   Net cash used by investing activities                  (240,628)    (196,637)
                                                       -----------    ---------

Cash Flows From Financing Activities:
   Proceeds from notes payable                                   -      250,000
   Proceeds from notes payable to related parties          100,000            -
   Payments on notes payable to related parties            (14,760)           -
   Proceeds from issuance of common stock                1,044,250            -
                                                       -----------    ---------

   Net cash provided by financing activities             1,129,490      250,000
                                                       -----------    ---------

Net (decrease) increase in cash                           (121,261)      53,761

Cash, beginning of period                                  414,716            -
                                                       -----------    ---------

Cash, end of period                                    $   293,455    $  53,761
                                                       ===========    =========

                               NetCommerce, Inc.
                  Notes to Consolidated Financial Statements

Note 1 - Organization and History

NetCommerce, Inc. ("NetCommerce" or the "Company") is incorporated in the State of Nevada. The company develops, designs, and hosts internet web pages.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at August 31, 2000, include the accounts of NetCommerce and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation.

The accompanying consolidated financial statements reflect the historical operations of Metroplex for all periods presented. The accompanying consolidated financial statements include the operations of the Company's acquirees from the dates of acquisition.

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

Unaudited Interim Financial Statements

The interim financial data as of August 31, 2000, and for the three months ended August 31, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of

August 31, 2000, and the results of its operations and cash flows for the three months ended August 31, 2000 and 1999.

Note 3 - Marketable Securities

At August 31, 2000 the Company held 28,572 shares of NetHoldings.com, Inc. for which the market quote on the OTC:BB was $5 per share and has been reflected as such on the accompanying balance sheet. As of October 18, 2000, the value has declined to $3.50 per share. No adjustment has been made to the accompanying consolidated financial statements to reflect this subsequent decline in value as management has deemed such decline to be temporary.

Note 4 - Sales Taxes

Effective October 1, 1999, the State of Texas requires that sales tax must be paid on all revenues derived from services related to the development of web sites. During fiscal 1999, the Company has not remitted any amounts to the State of Texas for sales taxes on their web development services. The Company has recorded an accrued sales tax liability of $151,517 as a result of the Sales Tax Audit conducted by the Comptroller of Public Accounts in Texas. The liability has been partially reduced and will be retired in installments. The interpretation of the statute is still under scrutiny by a large segment of the business community in Texas.

Note 5 - Notes Payable

Two new notes payable to related parties were incurred totaling $100,000 as part of an additional financing project.

Note 6 - Stockholders Equity

On various dates during the three months ended August 31, 2000, the Company issued 3,849,000 shares of common stock for cash at prices ranging from $0.20 to $0.75 per share.

On August 31, 2000 the Company entered into a subscription agreement with two related parties for 1,500,000 shares of common stock for total cash proceeds of $200,000.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NetCommerce is an Internet-related holding company, which invests in, develops and operates Internet service companies from majority or wholly owned subsidiaries. NetCommerce's Internet services, including web page design, web hosting and ISP marketing activities are conducted through Metroplex. NetCommerce's Internet-related telecommunications services are developmental-stage and include the sale of prepaid calling cards and re-marketing of long distance services. All of the company's telecommunication services will be conducted through InterCom. As of February 29, 2000, there have been no operations in InterCom. Both Metroplex and InterCom are wholly owned subsidiaries of the Company.

During fiscal 2000, the Company had increased their web site design, development and hosting services through acquisitions of CurrentMedia LLC and Tectonic Data, LLC. CurrentMedia is located in Park City, Utah, and develops, designs and hosts Internet web pages. The Company believes that the acquisition is the first major step in expanding their operations throughout the United States. Tectonic is a provider of products and services for video/audio media storages and streaming. The Company plans on having Tectonic provide products, such as streaming video technology and full service encoding of media to the 3,000 existing clients of the Company. These services will allow clients to include commercials, sales presentations, movies and other media messages.

Additionally, on March 17, 2000 the Company acquired Netcom. Netcom provides connectivity and bandwidth services to small and medium sized businesses. Prior to the acquisition of Netcom, the Company outsourced the Company's bandwidth needs. The Company believes that the acquisition of Netcom allows them to better serve their clients and brings the Company one step closer to providing the complete package of Internet solutions to small and medium sized businesses.

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

Results of Operations

Three Months Ended August 31, 2000 Compared to Three Months Ended August 31,
1999

Revenues for the three months ended August 31, 2000, were $270,161 versus $206,159 during the same period in 1999 representing an increase of $64,002 or 31%. Revenues increased as the Company continued to expand its operations.
The Company's revenues from web development and hosting were $244,465 and $25,696, respectively, for the current quarter versus total revenues of $206,159 for the 1999 quarter.

Development expenses were $533,640 during the three months ended August 31, 2000 compared to $230,979 during the same quarter in 1999. The 131% increase was primarily attributable to an increase in web development related compensation, which increased by approximately 475% from $71,000 during the first quarter of fiscal 2000 to $409,000 during the first quarter of fiscal 2001.

Sales and marketing expenses increased by $360,068 or 94% from $293,406 to $653,474 during the first quarter of fiscal 2001. The increase is related to the Company's expansion of its direct telemarketing sales staff.

General and administrative expenses increased by $318,811 or 314% from $99,883 during the first quarter of fiscal 2000 to $418,694 during the same quarter in fiscal 2001. The increase is primarily due to the Company's expansion of its finance and accounting functions, as well as incurring other expenses necessary to operate a public company.

Liquidity and Capital Resources

As of August 31, 2000, the Company had a working capital deficiency of $919,407, with a cash balance of $293,455.

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

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. The Company incurred $219,149 of capital expenditures during the first quarter of Fiscal 2001.

The Company has generated cash from sales of its common stock and notes to fund its capital expenditures and operating losses. During the three months ended August 31, 2000, the Company generated $844,250 and $300,000 from the issuance of common stock and notes, respectively, versus proceeds from the issuance of notes payable of $250,000 during the same period in 1999. The Company used $1,010,123 in operations in the current quarter versus generating $398 in the prior year quarter.

The Company has incurred losses, which are available to offset future taxable income. Due to the uncertainties regarding the recovery of such asset through future operations, management has recorded a valuation allowance to reduce all its deferred tax assets to zero. Accordingly, there is no benefit for income taxes in the accompanying financial statements.

Part II                       OTHER INFORMATION




Item 1.        Legal Proceedings

There have been no changes since the Company's last report in Item 3, "Legal Proceedings" of Form 10-KSB for the fiscal year ended May 31, 2000.

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

                                      NetCommerce, Inc.



Date:  October 20, 2000               By:  /s/ Mark Lindberg
                                        ----------------------------------
                                         Mark Lindberg
                                         President and
                                         Chief Executive Officer


                                      By:  /s/ Daniel Henderson
                                        ------------------------
                                         Daniel Henderson
                                         Secretary