Form 10QSB/A
period 2000-08-31
NETCOMMERCE INC
filed 2000-11-20
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB/A
                                  -----------

              Amended Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2000             Commission File No.  33-23430-D
                                                                 ---------------

                               NETCOMMERCE, INC.

         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              Nevada                                          84-1091271
-------------------------------------                ---------------------------
 (State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification Number)


         1900 Westridge Drive, Irving, Texas                  75038
 -------------------------------------------------   ----------------------
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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of August 31, 2000, there were 32,268,937 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                               NETCOMMERCE, INC.
                                     INDEX

                                                                                  Page
                                                                                  ----
                                    PART I
                                    ------
 Item 1.  Financial Statements

          Consolidated Balance Sheet - August 31, 2000...........................   3

          Consolidated Statements of Operations - Three Months Ended
               August 31, 2000...................................................   4

          Consolidated Statements of Cash Flows - Three Months Ended
               August 31, 2000...................................................   5

          Notes to Consolidated Financial Statements.............................   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations..........................   7


                                    PART II
                                    -------

Item 1.   Legal Proceedings......................................................   9

Item 2.   Changes In Securities..................................................   9

Item 3.   Defaults Upon Senior Securities........................................   9

Item 4.   Submission of Matters to a Vote of Security Holders....................   9

Item 5.   Other Information......................................................   9

Item 6.   Exhibits and Reports on Form 8- K......................................   9

Part I

                               NetCommerce, Inc.

                          Consolidated Balance Sheet
                                August 31, 2000

ASSETS
Cash                                                       $       293,455
Marketable securities                                              142,858
Accounts receivable                                                 12,775
Other current assets                                                87,888
                                                           ---------------
 Total current assets                                              536,976
Investments at cost                                                484,952
Property and equipment, net of accumulated
depreciation of $277,457                                           625,656
Goodwill, net of accumulated amortization
of $341,523                                                        977,051
Client lists, net of accumulated amortization
of $109,633                                                        143,367
Other assets                                                       114,285
                                                           ---------------

 Total assets                                              $    2,569,831
                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                              $       250,000
Notes payable to related parties                                   149,235
Deferred revenue                                                   218,888
Accounts payable                                                   266,966
Accrued sales tax                                                  151,517
Other current liabilities                                          166,205
                                                           ---------------

 Total current liabilities                                       1,202,811
                                                           ---------------


Stockholders' equity:
Common stock, par value $0.01; 75,000,000 shares
authorized, 32,268,937 shares issued and outstanding               322,689
Additional paid-in capital                                      10,457,742
Unrealized gain                                                     85,715
Accumulated deficit                                             (9,499,126)
                                                           ---------------

 Total stockholders' equity                                      1,367,020
                                                           ---------------

 Total liabilities and stockholders' equity                $     2,569,831
                                                           ===============

                               NetCommerce, Inc.

                     Consolidated Statements of Operations



                                                  Three months ended
                                                       August 31,
                                             -----------------------------
                                                    2000         1999
NET REVENUES                                      250,156       206,159
                                              -----------   -----------

OPEPATING EXPENSES
 Development and services                         648,734       230,979
 Sales and marketing                              793,231       293,406
 General and administrative                       492,683        99,883
                                              -----------   -----------
  TOTAL OPERATING EXPENSES                      1,934,648       624,268
                                              -----------   -----------

LOSS FROM OPERATIONS                           (1,684,492)     (418,109)


OTHER INCOME (EXPENSE)
 Interest expense                                 (55,553)     (111,172)
 Other income                                      26,452             -
                                              -----------   -----------

LOSS BEFORE INCOME TAXES                       (1,713,593)     (592,281)
 Income Taxes                                           -         1,600
                                              -----------   -----------

NET LOSS                                      $(1,713,593)  $  (530,881)
                                              ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE          $     (0.06)  $     (0.03)
                                              ===========   ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                 29,123,067    15,929,372
                                              ===========   ===========

                               NetCommerce, Inc.

                     Consolidated Statements of Cash Flows



                                                        Three months ended
                                                              August 31,
                                                   -----------------------------
                                                           2000           1999
Cash Flows From Operating Activities:
   Net loss                                            $(1,713,593)   $(530,881)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
    Depreciation and amortization                          122,041       67,882
    Issuance of common stock for interest                   45,768      200,000
    Issuance of common stock for services                  328,840            -
    (Decrease) in accounts receivable                       (9,848)     (10,950)
    Increase in other current assets                       (43,928)           -
    Increase in accounts payable                            81,760      138,436
    Increase in accrued consulting fees                          -       28,000
    Increase in other current liabilities                  151,141      107,911
                                                       -----------    ---------

   Net cash (used) provided by operating activities     (1,010,123)         398
                                                       -----------    ---------

Cash Flows From Investing Activities:
   Purchases of equipment                                 (219,149)     (46,637)
   Increase in other assets                                (21,479)    (150,000)
                                                       -----------    ---------

   Net cash used by investing activities                  (240,628)    (196,637)
                                                       -----------    ---------

Cash Flows From Financing Activities:
   Proceeds from notes payable                                   -      250,000
   Proceeds from notes payable to related parties          100,000            -
   Payments on notes payable to related parties            (14,760)           -
   Proceeds from issuance of common stock                1,044,250            -
                                                       -----------    ---------

   Net cash provided by financing activities             1,129,490      250,000
                                                       -----------    ---------

Net (decrease) increase in cash                           (121,261)      53,761

Cash, beginning of period                                  414,716            -
                                                       -----------    ---------

Cash, end of period                                    $   293,455    $  53,761
                                                       ===========    =========


Supplemental Non-cash investing and financing activities:

     See Notes 6 and 7 for Non-cash investing and financing activities.

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

Note 3 - Marketable Securities

At August 31, 2000 the Company held 28,572 shares of NetHoldings.com, Inc. for which the market quote on the OTC:BB was $5 per share and has been reflected as such on the accompanying balance sheet. As of November 8, 2000, the value has declined to $2.50 per share. No adjustment has been made to the accompanying consolidated financial statements to reflect this subsequent decline in value as management has deemed such decline to be temporary.

Note 4 - Sales Taxes

Effective October 1, 1999, the State of Texas requires that sales tax must be paid on all revenues derived from services related to the development of web sites. Through August 31, 2000, the Company has not charged its clients for sales tax nor has it remitted any amounts to the State of Texas for sales taxes on their web development services. The Company has recorded an accrued sales tax liability of $151,517 as a result of the Sales Tax Audit conducted by the
Comptroller of Public Accounts in Texas.   Management is seeking relief from
payment of such amount and they will
begin collecting and remitting sales tax beginning November 1, 2000. The interpretation of the statute is still under scrutiny by a large segment of the business community in Texas.

Note 5 - Notes payable

On June 2, 1999, the Company issued 8% notes totaling $250,000. At August 31, 2000. this note was in default and due on demand. Demand has been made and the holder of the note has been notified that the Company does not have the financial resources available to repay the note. To date, no legal action has been taken against the Company.

See Note 6 for discussion of notes satisfied through common stock pledged by related parties.

Note 6 - Notes Payable to Related Parties

The Company signed two notes payable to related parties payable in two years, with 8% interest, totaling an aggregate of $100,000 for the purpose of securing a letter of credit as a deposit for the landlord on the headquarters (see Note
7).

The Company had a note payable due to an officer of the Company totaling $49,235 at August 31, 2000 for advances to the Company through charges for Company expenses on his personal credit card. The note bears interest at 17% per annum and is due on demand.

On December 14, 1999, the Company issued 8% notes to a company totaling $90,000, originally due and payable January 14, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 250,000 shares of common stock. On January 14, 2000, the Company defaulted on the loan and the creditor retained the 250,000 shares of common stock as settlement. The Company valued the pledged shares at $390,500 on the date of default and charged interest expense. During the three months ended August 31, 2000, the Company issued 300,000 shares of restricted common stock to this shareholder in full settlement of this debt.


On September 1, 1999, the Company issued an 8% note totaling $100,000, due and payable January 1, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 235,000 shares of common stock. On January 1, 2000, the Company defaulted on the loan and the creditor retained the 235,000 shares of common stock as settlement. The Company valued the pledged shares at $440,625 on the date of default and charged interest expense in fiscal 2000. To satisfy the outstanding balance of $100,000, the Company issued 275,000 shares of restricted common stock to this shareholder in full settlement of this debt during the three months ended August 31, 2000.

Note 7 - Stockholders Equity

On various dates during the three months ended August 31, 2000, the Company issued 3,849,000 shares of restricted common stock for cash at prices ranging from $0.20 to $0.75 per share.

On August 31, 2000, the Company entered into a agreement with two related parties for 1,500,000 shares of restricted common stock for total cash proceeds of $200,000 (see note 5).

On April 4, 2000, the Company issued 100,000 shares of restricted common stock to a relative of an officer of the Company. The shares were issued, as an incentive for the officer's relative to enter into a lease on behalf of the Company for computers and related equipment. The shares were valued at $112,500 and will be amortized over the 36-month life of the lease. The Company charged $9,333 to rent expense in the first fiscal quarter 2001, as a result of this issuance.

Note 8 - Proposed Acquisition

On September 5, 2000, the Company entered into a letter of intent giving the Company a direct equity interest for developing, positioning, and streamlining e-commerce operations for a Columbian based coal mining operation. The Company has terminated negotiations and the letter of intent.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NetCommerce is an Internet-related holding company, which invests in, develops and operates Internet service companies from majority or wholly owned subsidiaries. NetCommerce's Internet services, including web page design, web hosting and ISP marketing activities are conducted through Metroplexweb. All of the Company's telecommunication services are conducted through InterCom. Both Metroplexweb and InterCom are wholly owned subsidiaries of the Company.

On January 24, 2000 the Company acquired Netcom ISP. Netcom ISP provides connectivity and bandwidth services to small and medium sized businesses. Prior to the acquisition of Netcom, the Company outsourced the Company's bandwidth needs. To date, Netcom ISP has provided limited revenue. The Company believes that the acquisition of Netcom ISP allows them to better serve their clients and brings the Company one step closer to providing the complete package of Internet solutions to small and medium sized businesses. Netcom ISP is currently inactive.

During fiscal 2000, the Company had increased their web site design, development and hosting services through acquisitions of CurrentMedia LLC and Tectonic Data, LLC. CurrentMedia is located in Park City, Utah, and develops, designs and hosts Internet web pages. Tectonic Data LLC, a majority owned subsidiary, is based in Dallas, Texas and to date, has not produced any revenue. The Company believes that the acquisition is the first major step in expanding their operations throughout the United States. Tectonic is a provider of products and services for video/audio media storages and streaming. The Company plans on having Tectonic provide products, such as streaming video technology and full service encoding of media to the 3,000 existing clients of the Company. These services will allow clients to include commercials, sales presentations, movies and other media messages. These acquisitions are not material to the Company.

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

On June 28, 2000, NetCommerce developed Askourcity.com which functions as the leading online city directory for local information and transactions for any given industry. Operating in cities worldwide, Askourcity.com delivers local entertainment, commerce, news, community resources and personal interaction toresidents and visitors.

Results of Operations

Three Months Ended August 31, 2000 Compared to Three Months Ended August 31,
1999
--------------------------------------------------------------------------------

Revenues for the three months ended August 31, 2000, were $250,156 versus $206,159 during the same period in 1999 representing an increase of $43,997 or 21%. Revenues increased as the Company continued to expand its operations. The Company's revenues from web development and hosting were $224,460 and $25,696, respectively, for the current quarter versus total revenues of $206,159 for the 1999 quarter.

Development expenses were $648,734 during the three months ended August 31, 2000 compared to $230,979 during the same quarter in 1999. The 181% increase was primarily attributable to an increase in web development related compensation, which increased by approximately 475% from $71,000 during the first quarter of fiscal 2000 to $478,000 during the first quarter of fiscal 2001.

Sales and marketing expenses increased by $499,915 or 170% from $293,406 to $793,321 during the first quarter of fiscal 2001. The increase is related to the Company's expansion of its direct telemarketing sales staff.

General and administrative expenses increased by $392,800 or 393% from $99,883 during the first quarter of fiscal 2000 to $492,683 during the same quarter in fiscal 2001. The increase is primarily due to the Company's expansion of its finance and accounting functions, as well as incurring other expenses necessary to operate a public company.

Liquidity and Capital Resources

As of August 31, 2000, the Company had a working capital deficiency of $665,835 with a cash balance of $293,455.

The Company's plan is to seek for additional sources of capital and new operating opportunities. Management believes that $1 to $3 million is needed to fund sales, marketing, and product development. In the interim, the Company's existence is dependent on continuing financial support from affiliates. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs. There are no assurances that the Company will be successful in completing an offering sufficient to meet its operating needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern unless substantial funds can be raised through debt or equity capital.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. The Company incurred $219,149 of capital expenditures during the first quarter of fiscal 2001.

The Company has generated cash from sales of its common stock and notes to fund its capital expenditures and operating losses. During the three months ended August 31, 2000, the Company generated $1,044,250 and $100,000 from the issuance of common stock and notes, respectively, versus proceeds from the issuance of notes payable of $250,000 during the same period in 1999. The Company used $1,010,123 of cash for operations in the current quarter versus generating $398 of cash for the prior year 1999 quarter.

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

  Not Applicable

Item 3.        Defaults upon Senior Securities

  Not Applicable

Item 4.        Submission of Matters to Vote of Securities Holders

  None

Item 5.    Other Information

  In the Current Quarter, 2nd 2000, the Company has three directors and is expanding to seven directors. The quarter in this filing and prior there was only two directors. The Company plans to select an audit committee from the new board in the third quarter.

Item 6.        Exhibits and Reports on Form 8-K

  (a)  Exhibits - None

  (b)  Form 8-K - None





                                  SIGNATURES


          In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

              NetCommerce, Inc.



Date:  November 20, 2000              By:  /s/ Mark Lindberg
                                        ----------------------------------
                                          Mark Lindberg
                                          President and
                                          Chief Executive Officer


                                      By:  /s/ Daniel Henderson
                                        -------------------------------
                                        Daniel Henderson
                                        Secretary