Form 10QSB
period 2000-11-30
NETCOMMERCE INC
filed 2001-01-29
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB
                                  -----------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended November 30, 2000             Commission File No.  33-23430-D
                                                                ---------------

                               NETCOMMERCE, INC.

         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Nevada                                          84-1091271
-------------------------------------                ---------------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                      Identification Number)


   9901 E Valley Ranch Parkway #2000, Irving, Texas         75063
 -------------------------------------------------   ----------------------
  (Address of principal executive offices)                (Zip Code)

                                (972) 725-9372
          -----------------------------------------------------------
             (Registrant's telephone number, including area code)



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

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of November 30, 2000, there were 49,936,487 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                               NETCOMMERCE, INC.
                                     INDEX

                                                                                   Page
                                                                                   ----
                                    PART I
                                    ------
Item 1.  Financial Statements

       Consolidated Balance Sheet - November 30, 2000..............................   3

         Consolidated Statements of Operations - Six Months and Six Months Ended
           November 30, 2000 and November 30, 1999.................................   4

         Consolidated Statements of Cash Flows - Six Months Ended
           November 30, 2000 and November 30, 1999.   .............................   5

         Notes to Consolidated Financial Statements................................   6

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.............................   7

                                   PART II
                                   -------

Item 1.  Legal Proceedings.........................................................   9

Item 2.  Changes In Securities.....................................................   9

Item 3.  Defaults Upon Senior Securities...........................................   9

Item 4.  Submission of Matters to a Vote of Security Holders.......................   9

Item 5.  Other Information.........................................................   9

Item 6.  Exhibits and Reports on Form 8-K..........................................   9

Part I

                               NetCommerce, Inc.

                          Consolidated Balance Sheet
                               November 30, 2000

ASSETS

Cash                                                            $       (94,826)
Marketable securities                                                   256,858
Accounts receivable                                                     309,014
Other current assets                                                      8,040
                                                                ---------------
    Total current assets                                                479,086
Investments at cost                                                     487,803
Property and equipment, net of accumulated depreciation
  of $324,691                                                           549,560
Goodwill, net of accumulated amortization of $408,563                   735,408
Client lists, net of accumulated amortization of $122,283               130,717
Other assets                                                            114,255
                                                                ---------------

    Total assets                                                $     2,496,829
                                                                ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                   $       250,000
Notes payable to related parties                                        232,225
Deferred revenue                                                        400,298
Accounts payable                                                        370,186
Accrued sales tax                                                       199,569
Other current liabilities                                                71,667
                                                                ---------------

    Total current liabilities                                         1,523,945
                                                                ---------------

Stockholders' equity:
  Common stock, par value $0.01; 75,000,000 shares
  authorized, 49,936,487 shares issued and outstanding                  499,365
  Additional paid-in capital                                         10,505,268
  Accumulated deficit                                               (10,031,749)
                                                                ---------------

    Total stockholders' equity                                          972,884
                                                                ---------------

    Total liabilities and stockholders' equity                  $     2,496,829
                                                                ===============

                               NetCommerce, Inc.

                     Consolidated Statements of Operations

                                                          Six months ended
                                                            November 30,
                                                    ----------------------------
                                                       2000            1999

NET REVENUES                                            919,527         399,619
                                                    -----------     -----------

OPEPATING EXPENSES
   Development and services                           1,023,470         558,833
   Sales and marketing                                1,350,057         447,078
   General and administrative                           759,129         135,800
                                                    -----------     -----------
      TOTAL OPERATING EXPENSES                        3,132,648       1,141,711
                                                    -----------     -----------

LOSS FROM OPERATIONS                                 (2,213,129)       (742,092)

OTHER INCOME (EXPENSE)
   Interest expense                                     (17,318)       (239,212)
   Loss on disposition of note                           (2,000)              -
                                                    -----------     -----------

LOSS BEFORE INCOME TAXES                             (2,232,447)       (981,213)
   Income Taxes                                               -           1,600
                                                    -----------     -----------

NET LOSS                                           $ (2,232,447)   $   (982,813)
                                                    ===========     ===========

BASIC AND DILUTED NET LOSS PER SHARE               $      (0.06)   $      (0.06)
                                                    ===========     ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
      OF COMMON SHARES OUTSTANDING                   39,234,663      16,380,217
                                                    ===========     ===========

                               NetCommerce, Inc.

                     Consolidated Statements of Cash Flows

                                                            Six months ended
                                                              November 30,
                                                       ------------------------
                                                           2000          1999
Cash Flows From Operating Activities:
   Net loss                                          $ (2,232,447)   $ (982,813)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
   Depreciation and amortization                          248,965       161,418
   Issuance of common stock for interest                        -       175,000
   Increase in accounts receivable                         29,526             -
   Increase in other current assets                        18,947             -
   Increase in accounts payable                           229,012       340,362
   Increase in accrued consulting fees                          -        28,000
   Increase in other current liabilities                  277,845       (14,251)
                                                       ----------     ---------

   Net cash (used) provided by operating activities    (1,428,152)     (292,284)
                                                       ----------     ----------

Cash Flows From Investing Activities:
   Purchases of equipment                                (240,916)      (57,716)
   Increase in other assets                               (21,479)            -
                                                       ----------     ----------

   Net cash used by investing activities                 (269,395)      (57,716)
                                                       ----------     ---------

Cash Flows From Financing Activities:
   Proceeds from notes payable                                  -       350,000
   Proceeds from notes payable to related parties         100,000             -
   Payments on notes payable to related parties           (14,760)            -
   Proceeds from issuance of common stock               1,095,765             -
                                                       ----------     ---------

   Net cash provided by financing activities            1,181,005       350,000
                                                       ----------     ---------

Net (decrease) increase in cash                          (509,542)            -

Cash, beginning of period                                 414,716             -
                                                     ------------    ----------

Cash, end of period                                  $    (94,826)   $        -
                                                     ============    ==========

                               NetCommerce, Inc.

                  Notes to Consolidated Financial Statements

Note 1 - Organization and History

NetCommerce, Inc. ("NetCommerce" or the "Company") is incorporated in the State of Nevada. The company develops, designs, and hosts internet web pages.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at November 30, 2000, include the accounts of NetCommerce and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation.

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

Unaudited Interim Financial Statements

The interim financial data as of November 30, 2000, and for the six months ended November 30, 2000 and 1999, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of November 30, 2000, and the results of its operations and cash flows for the three months ended November 30, 2000 and 1999.

Note 3 - Marketable Securities

At November 30, 2000 the Company held 28,572 shares of NetHoldings.com, Inc. for which the market quote on the OTC:BB was $5 per share and has been reflected as such on the accompanying balance sheet. As of October 18, 2000, the value has declined to $3.50 per share. No adjustment has been made to the accompanying consolidated financial statements to reflect this subsequent decline in value as management has deemed such decline to be temporary.

Note 4 - Sales Taxes

Effective October 1, 1999, the State of Texas requires that sales tax must be paid on all revenues derived from services related to the development of web sites. During fiscal 1999, the Company has not remitted any amounts to the State of Texas for sales taxes on their web development services. The Company has recorded an accrued sales tax liability of $199,242 as a result of the Sales Tax Audit conducted by the Comptroller of Public Accounts in Texas. The liability has been partially reduced and will be retired in installments. The interpretation of the statute is still under scrutiny by a large segment of the business community in Texasand the

Company is seeking relief from payment of part of these taxes and they are now remitting the current tax.

Note 5 - Notes payable

On June 2, 1999, the Company issued 8% notes totaling $250,000. At November 30, this note was in default and due on demand. Demand has been made and the holder of the note has notified the Company does not have the financial resources available to repay the note. To date, no legal action has been taken against the Company

Note 6 - Note payable to related parties

The Company signed two notes payable to related parties payable in two years, with 8% interest, totaling an aggregate of $100,000 for the purpose of securing a letter of credit as a deposit for the landlord on the headquarters (see note 7 and note 9)

The Company has notes payable due to an officer totaling $79,235 at November 30, 2000 for advances to the Company through charges foe Company expenses on his personal credit cards. The note bears interest at 17% per annum and is due on demand.

On December 14, 1999, the Company issued 8% notes to a company totaling $ 90,000, originally due and payable January 14, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 250,000 shares of common stock. On January 14, 2000, the Company defaulted on the loan and the creditor retained the 250,000 shares of common stock as settlement. The Company valued the pledged shares at $390,500 on the date of default and charged interest expense. During the six months ended November 30, 2000, the Company issued 300,000 shares of restricted common stock to this shareholder in full settlement of this debt.

On September 1, 1999, the Company issued an 8% note totaling $100,000, due and payable January 1, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 235,000 shares of common stock. On January 1, 2000, the Company defaulted on the loan and the creditor retained the 235,000 hares of common stock as settlement. The Company valued the pledged shares at $440,625 on the date of default and charged interest expense in fiscal 2000. To satisfy the outstanding balance of $100,000, the Company issued 275,000 shares of restricted common stock to this shareholder in full settlement of this debt.

Note 7 - Stockholders Equity

On various dates during the six months ended November 30, 2000, the Company issued 3,849,000 shares of common stock for cash at prices ranging from $0.20 to $0.75 per share.

On August 31, 2000 the Company entered into a subscription agreement with two related parties for 1,500,000 shares of common stock for total cash proceeds of $200,000.

On April 4, 2000, the Company issued 100,000 shares of restricted common stock to a relative of an officer of the Company. The shares were issued, as an incentive for the officer's relative to enter into a lease on behalf of the Company for Computers and related equipment. The shares were valued at $112,500 and will be amortized over 36 months life of the lease. The Company charged $18,666 to rent expense in the first six months of the fiscal year 2001, as a result of this issuance.

Note 8 - Proposed Acquisitions

On September 5, 2000, the Company entered into a letter of intent giving the Company a direct equity interest for developing positioning, and streamlining e-commerce operations for a Columbian based coal mining operation. The Company has terminated negotiations and the letter of intent.

In November, 2000, the Company entered into a letter of intent to merge the Company with a Web development and training company. Both Companies are in the process of doing due diligence.

Note 9 Subsequence Events

The Company moved out of its headquarters into smaller facilities as a part of its cost cutting measures. The Company has an undetermined liability to the landlord of the property.

The President of MetroplexWeb a wholly owned subsidiary of NetCommerce resigned in December, 2000 and started an new venture. The Company is selling some of its Assets to his Company and believes that it will have all of those issues resolved in the third fiscal quarter 2001.

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

On January 24, 2000 the Company acquired Netcom ISP. Netcom ISP provided connectivity and bandwidth services to small and medium sized businesses. Prior to the acquisition of Netcom, the Company outsourced the Company's bandwidth needs. To date, Netcom ISP has provided limited revenue and the Company has stopped operating as a part of the cost cutting measures.

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

On June 2, 2000, Net Commerce created Netcapitalonline.com, Inc., a wholely owned financial services marketing and branding company. In the course of its current business of web hosting and design, NetCommerce has the ability to develop and source important business transactions related to financial planning, Internet/Web strategic planning, business development, and accounting/payroll services. Leveraging its proven business model, Netcapitalonline.com intends to create opportunities for ongoing acquisition and strategic investments that increase net value and complement the Company's core business. In most cases, NetCommerce will retain an equity position in these companies, independently maintained by its subsidiary Netcapitalonline.com, Inc.

On June 28, 2000, NetCommerce developed Askourcity.com which functions as the leading online city directory for local information and transactions for any given industry. Operating in cities worldwide, Askourcity.com delivers local entertainment, commerce, news, community resources and personal interaction to residents and vistors.

Additionally, in October, 2000 the Company organized Easysearch.Com. Inc., a wholely owned search engine prioritization company. They provide search engine prioritization services to Metroplexweb's existing customers and has a sales force that is selling the product to small and medium businesses.

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

Results of Operations

Six Months Ended November 30, 2000 Compared to Six Months Ended November 30,
1999
----------------------------------------------------------------------------

Revenues for the Six months ended November 30, 2000, were $919,527 versus $399,619 during the same period in 1999 representing an increase of $519,908 or 230%. Revenues increased as the Company continued to expand its operations. The Company's revenues from web development and hosting were $684,756 and $328,000, respectively, for the current quarter versus total revenues of $399,619 for the 1999 six months.

Development expenses were $1,023,470 during the six months ended November 30, 2000 compared to $558,833 during the same period in 1999. The 183% increase was primarily attributable to an increase in web development related compensation.

Sales and marketing expenses increased to $1,350,057 or 302% increase from $447,078 during the first six months of fiscal 2000. The increase is related to the Company's expansion of its direct telemarketing sales staff.

General and administrative expenses increased to $759,129 or 559% increase from $135,800 during the first six months of fiscal 2000. The increase is primarily due to the Company's expansion of its finance and accounting functions, as well as incurring other expenses necessary to operate a public company.

Three Months Ended November 30, 2000 Compared to Three Months Ended November 30, 1999
--------------------------------------------------------------------------------

Revenues for the three months ended November 30, 2000, were $674,919 versus $193,460 during the same period in 1999 representing an increase of $481,459 or 249%. Revenues increased as the Company continued to expand its operations. The Company's revenues from web development and hosting were $460,296 and $152,000, respectively, for the current quarter versus total revenues of $196,430 for the 1999 quarter.

Development expenses were $374,736 during the three months ended November 30, 2000 compared to $161,717 during the same quarter in 1999. The 232% increase was primarily attributable to an increase in web development related compensation.

Sales and marketing expenses increased by $556,826 or 232% increase from $240,298 during the second quarter of fiscal 2000. The increase is related to the Company's expansion of its direct telemarketing sales staff.

General and administrative expenses increased by $266,466 or 232% increase from $114,985 during the second quarter of fiscal 2000. The increase is primarily due to the Company's expansion of its finance and accounting functions, as well as incurring other expenses necessary to operate a public company.

Liquidity and Capital Resources

As of November 30, 2000, the Company had a working capital deficiency of $1,044,859 with a cash balance of $(95,826).

The Company's plan is to seek for additional sources of capital and new operating opportunities. Management believes that $2 to $3 million is needed to fund sales, marketing, and product development. In the interim, the Company's existence is dependent on continuing financial support from an affiliate. Furthermore, the Company intends to utilize its common stock for future financial support to finance its needs. There are no assurances that the Company will be successful in completing an offering sufficient to meet its operating needs. Such conditions raise substantial doubt about the Company's ability to continue as a going concern unless substantial funds can be raised through debt or equity capital.

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. The Company incurred $21,767 of capital expenditures during the second quarter of fiscal 2001.

The Company has generated cash from sales of its common stock and notes to fund its capital expenditures and operating losses. During the six months ended November 30, 2000, the Company generated $1,095,765 and $300,000 from the issuance of common stock and notes, respectively, versus proceeds from the issuance of notes payable of $350,000 during the same period in 1999. The Company used $418,029 in operations in the current quarter versus generating $105,716 in the prior year quarter.

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

   Not Applicable

Item 3.        Defaults upon Senior Securities

   Not Applicable

Item 4.        Submission of Matters to Vote of Securities Holders

   None

Item 5.     Other Information

     The Company currently has three board of directors and will have the required five members by February 1, 2001

Item 6.        Exhibits and Reports on Form 8-K

     (a)  Exhibits - None

     (b)  Form 8-K -

                                  SIGNATURES


       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      NetCommerce, Inc.



Date:  January 24, 2001               By:  /s/ Mark Lindberg
                                        ------------------------------
                                        Mark Lindberg
                                        President and
                                        Chief Executive Officer


                                      By:  /s/ Donald W Prosser
                                        ------------------------------
                                        Donald w Prosser
                                        Secretary and
                                        Chief Financial Officer