Form 10QSB/A
period 2000-08-31
NETCOMMERCE INC
filed 2001-03-26
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB/A
                                  -----------

              Amended Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended August 31, 2000             Commission File No.  33-23430-D
                                  -----------

                               NETCOMMERCE, INC.

         -------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


           Nevada                                               84-1091271
-------------------------------                           ----------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


1900 Westridge Drive, Irving, Texas                                        75038
-------------------------------------------------         ----------------------
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

                               NETCOMMERCE, INC.
                                     INDEX

                                                                                       Page
                                  PART I
                                  ------
Item 1.  Financial Statements

     Consolidated Balance Sheet - August 31, 2000....................................   3
     Consolidated Statements of Operations - Three Months Ended August 31, 2000......   4
     Consolidated Statements of Cash Flows - Three Months Ended August 31, 2000......   5
     Notes to Consolidated Financial Statements......................................   6

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations...................................   7


                                  PART II
                                  -------

Item 1.  Legal Proceedings...........................................................   9

Item 2.  Changes In Securities.......................................................   9

Item 3.  Defaults Upon Senior Securities.............................................   9

Item 4.  Submission of Matters to a Vote of Security Holders.........................   9

Item 5.  Other Information...........................................................   9

Item 6.  Exhibits and Reports on Form 8- K...........................................   9

This amends the Financial Statements

Part I

                               NetCommerce, Inc.

                          Consolidated Balance Sheet
                                August 31, 2000

                                    ASSETS

Cash                                                            $       293,455
Marketable securities                                                   142,858
Accounts receivable                                                      12,775
Other current assets                                                     87,888
                                                                ---------------
Total current assets                                                    536,976
Investments at cost                                                     313,200
Property and equipment, net of accumulated
  depreciation of $277,457                                              484,952
Goodwill, net of accumulated amortization of $341,523                   977,051
Client lists, net of accumulated amortization of $109,633               143,367
Other assets                                                            114,285
                                                                ---------------
Total assets                                                    $     2,569,831
                                                                ===============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                   $      250,000
Notes payable to related parties                                       149,235
Deferred revenue                                                       218,888
Accounts payable                                                       266,966
Accrued sales tax                                                      151,517
Other current liabilities                                              166,205
                                                                --------------
Total current liabilities                                            1,202,811
                                                                --------------
Stockholders' equity:
Common stock, par value $0.01; 75,000,000 shares
 authorized, 32,268,937 shares issued and outstanding                  322,689
Additional paid-in capital                                          10,457,742
Unrealized gain                                                         85,715
Accumulated deficit                                                 (9,499,126)
                                                                --------------
Total stockholders' equity                                           1,367,020
                                                                --------------
Total liabilities and stockholders' equity                      $    2,569,831
                                                                ==============

                               NetCommerce, Inc.

                     Consolidated Statements of Operations


                                                Three months ended
                                                     August 31,
                                             -------------------------
                                                 2000          1999

NET REVENUES                                 $   250,156   $   206,159
                                             -----------   -----------

OPERATING EXPENSES
 Development and services                        648,734       230,979
 Sales and marketing                             793,231       293,406
 General and administrative                      492,683        99,883
                                             -----------   -----------
  TOTAL OPERATING EXPENSES                     1,934,648       624,268
                                             -----------   -----------

LOSS FROM OPERATIONS                          (1,684,492)     (418,109)

OTHER INCOME (EXPENSE)
 Interest expense                                (55,553)     (111,172)
 Other income                                     26,452             -
                                             -----------   -----------
LOSS BEFORE INCOME TAXES                      (1,713,593)     (592,281)
 Income Taxes                                          -         1,600
                                             -----------   -----------
NET LOSS                                     $(1,713,593)  $  (530,881)
                                             ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE              $(0.06)       $(0.03)
                                             ===========   ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                29,123,067    15,929,372
                                             ===========   ===========

                               NetCommerce, Inc.

                     Consolidated Statements of Cash Flows


                                                        Three months ended
                                                            August 31,
                                                     ------------------------
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

        NetCommerce, Inc.



Date:  March 23, 2001
                                        By:  /s/ Mark Lindberg
                                            ------------------------------------
                                                     Mark Lindberg
                                                     President and
                                                Chief Executive Officer


                                        By:  /s/ Donald W. Prosser
                                            ------------------------------------
                                                     Donald W Prosser
                                                     Secretary and
                                                 Chief Financial Officer