Form 10QSB/A
period 2000-11-30
NETCOMMERCE INC
filed 2001-03-26
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 Form 10-QSB/A
                                --------------

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
                         Yes  X        No
                            -----         -----

                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of November 30, 2000, there were 49,936,487 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                               NETCOMMERCE, INC.
                                     INDEX

                                                                     Page
                                                                     ----

                                    PART I
                                    ------

Item 1.  Financial Statements

  Consolidated Balance Sheet - November 30, 2000..............................3

   Consolidated Statements of Operations - Six Months and Three Months Ended
    November 30, 2000 and November 30, 1999...................................4

   Consolidated Statements of Cash Flows - Six Months Ended
    November 30, 2000 and November 30, 1999 ..................................5

   Notes to Consolidated Financial Statements.................................6

Item 2.  Management's Discussion and Analysis of
   Financial Condition and Results of Operations..............................7


                                    PART II
                                    -------

Item 1.  Legal Proceedings....................................................9

Item 2.  Changes In Securities................................................9

Item 3.  Defaults Upon Senior Securities......................................9

Item 4.  Submission of Matters to a Vote of Security Holders..................9

Item 5.  Other Information....................................................9

Item 6.  Exhibits and Reports on Form 8-K.....................................9







This amends the Financial Statements

Part I

                               NetCommerce, Inc.

                          Consolidated Balance Sheet
                               November 30, 2000


ASSETS

Cash                                                       $         1,127
Marketable securities                                              109,753
Accounts receivable                                                309,014
Other current assets                                                 8,040
                                                           ---------------
 Total current assets                                              427,086
Investments at cost                                                487,803
Property and equipment, net of accumulated
  depreciation of $324,691                                         549,560
Goodwill, net of accumulated amortization
  of $408,563                                                      735,408
Client lists, net of accumulated amortization
   of $122,283                                                     130,717
Other assets                                                       114,255
                                                           ---------------

    Total assets                                           $     2,445,677
                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                              $       250,000
Notes payable to related parties                                   232,225
Bank overdraft                                                      95,953
Deferred revenue                                                   400,298
Accounts payable                                                   370,186
Accrued sales tax                                                  199,569
Other current liabilities                                           71,667
                                                           ---------------

 Total current liabilities                                       1,619,898
                                                           ---------------


Stockholders' equity:
Common stock, par value $0.01; 75,000,000 shares
authorized, 49,936,487 shares issued and outstanding               499,365
Additional paid-in capital                                      10,505,268
Accumulated deficit                                            (10,178,854)
                                                           ---------------

 Total stockholders' equity                                        825,779
                                                           ---------------

 Total liabilities and stockholders' equity                $     2,445,667
                                                           ===============

                               NetCommerce, Inc.

                     Consolidated Statements of Operations


                                                                         Six months ended       Three months ended
                                                                           November 30,             November 31,
                                                                   -------------------------   -----------------------
                                                                       2000          1999         2000          1999
NET REVENUES                                                       $   919,527   $   399,619   $   649,366   $  193,460
                                                                   -----------   -----------   -----------   ----------

OPEPATING EXPENSES
 Development and services                                            1,023,432       558,833       489,792      253,273
 Sales and marketing                                                 1,350,057       447,078       696,583      202,623
 General and administrative                                            759,129       135,800       340,435       61,547
                                                                   -----------   -----------   -----------   ----------
  TOTAL OPERATING EXPENSES                                           3,132,648     1,141,711     1,526,810      517,443
                                                                   -----------   -----------   -----------   ----------
LOSS FROM OPERATIONS                                                (2,213,129)     (742,092)     (877,444)    (333,983)

OTHER INCOME (EXPENSE)
 Interest expense                                                      (17,318)     (239,212)       (7,533)    (127,949)
 Loss on disposition of note                                            (2,000)            -             -            -
 Unrealized loss on marketable securities                             (147,105)            -             -            -
                                                                   -----------   -----------   -----------   ----------
LOSS BEFORE INCOME TAXES                                            (2,379,552)     (981,213)     (884,977)    (451,932)
                                                                   ===========   ===========   ===========   ==========

 Income Taxes                                                                -         1,600             -           -
                                                                   -----------   -----------   -----------   ----------

NET LOSS                                                           $(2,379,552)  $  (982,813)  $  (884,977)  $ (451,932)

BASIC AND DILUTED NET LOSS PER SHARE                               $     (0.06)  $     (0.06)  $      (.03)  $     (.03)
                                                                   ===========   ===========   ===========   ==========
BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                      39,234,663    16,380,217    33,883,751   16,240,272
                                                                   ===========   ===========   ===========   ==========

                               NetCommerce, Inc.

                     Consolidated Statements of Cash Flows


                                                           Six months ended
                                                             November 30,
                                                       -------------------------
                                                              2000         1999
Cash Flows From Operating Activities:
   Net loss                                            $(2,379,552)   $(982,813)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
    Depreciation and amortization                          248,965      161,418
    Issuance of common stock for interest                        -      175,000
    Increase in accounts receivable                         29,526            -
    Increase in other current assets                        18,947            -
    Increase in accounts payable                           229,012      340,362
    Increase in accrued consulting fees                          -       28,000
    Increase in other current liabilities                  277,845      (14,251)
    Unrealized loss on marketable securities               147,105            -
                                                       -----------    ---------

   Net cash (used) provided by operating activities     (1,428,152)    (292,284)
                                                       -----------    ---------

Cash Flows From Investing Activities:
   Purchases of equipment                                 (240,916)     (57,716)
   Increase in other assets                                (21,479)           -
                                                       -----------    ---------

   Net cash used by investing activities                  (269,395)     (57,716)
                                                       -----------    ---------

Cash Flows From Financing Activities:
   Proceeds from notes payable                                   -      350,000
   Proceeds from notes payable to related parties          100,000            -
   Payments on notes payable to related parties            (14,760)           -
   Proceeds from issuance of common stock                1,095,765            -
                                                       -----------    ---------

   Net cash provided by financing activities             1,181,005      350,000
                                                       -----------    ---------

Net (decrease) increase in cash                           (509,542)           -

Cash, beginning of period                                  414,716            -
                                                       -----------    ---------

Cash, end of period                                    $   (94,826)  $        -
                                                       ===========   ==========

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

Note 3 - Marketable Securities

At November 30, 2000 the Company held 28,572 shares of NetHoldings.com, Inc. for which the market quote on the OTC:BB was $5 per share and has been reflected as such on the accompanying balance sheet. As of November 30, 2000, the value has declined to $3.84 per share. The financial statements reflect the unrealized loss of $ 147,105.

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

Note 9 - Subsequence Events

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

Results of Operations

Six Months Ended November 30, 2000 Compared to Six Months Ended November 30,
1999
--------------------------------------------------------------------------------

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

                               NetCommerce, Inc.



Date:  March 23, 2001                   By:  /s/ Mark Lindberg
                                        ----------------------------------
                                        Mark Lindberg
                                        President and
                                        Chief Executive Officer


                                        By:  /s/ Donald W Prosser
                                        ----------------------------------
                                        Donald W Prosser
                                        Secretary and
                                        Chief Financial Officer