Form 10QSB
period 2001-02-28
NETCOMMERCE INC
filed 2001-04-20
CIK 837295

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  Form 10-QSB
                                 -------------

                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

For Quarter Ended February 28, 2001               Commission File No. 33-23430-D
                                                                  --------------

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


                     APPLICABLE ONLY TO CORPORATE ISSUERS:


As of February 28, 2001, there were 53,313,187 shares of the Registrant's $.01 par value common stock issued and outstanding. There were also outstanding warrants to purchase up to 668,014 shares of the Registrant's common stock.

                               NETCOMMERCE, INC.
                                     INDEX

                                                                                     Page
                                                                                     ----
                                        PART I
Item 1. Financial Statements

     Consolidated Balance Sheet - February 28, 2001.................................    3

     Consolidated Statements of Operations - Nine Months and Three Months Ended
          February 28, 2001 and February 28, 2000...................................    4

     Consolidated Statements of Cash Flows - Nine Months Ended
          February 28, 2001 and February 28, 2000...................................    5

     Notes to Consolidated Financial Statements.....................................    6


Item 2.  Management's Discussion and Analysis of
          Financial Condition and Results of Operations.............................    8


                                        PART II
                                        -------

Item 1.  Legal Proceedings..........................................................   10

Item 2.  Changes In Securities......................................................   10

Item 3.  Defaults Upon Senior Securities............................................   10

Item 4.  Submission of Matters to a Vote of Security Holders........................   10

Item 5.  Other Information..........................................................   10

Item 6.  Exhibits and Reports on Form 8-K...........................................   10



Part I

                               NetCommerce, Inc.

                          Consolidated Balance Sheet
                               February 28, 2001


ASSETS

Cash                                                       $       115,926
Marketable securities                                               54,287
Accounts receivable                                                243,226
Other current assets                                                 8,340
                                                           ---------------
    Total current assets                                           421,779
Investments at cost                                                487,803
Property and equipment, net of accumulated
  depreciation of $371,925                                         510,940
Goodwill, net of accumulated amortization
  of $475,603                                                      668,368
Client lists, net of accumulated amortization
  of $134,933                                                      118,067
Other assets                                                       278,780
                                                           ---------------

    Total assets                                           $     2,485,737
                                                           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                              $       250,000
Notes payable to related parties                                   242,602
Deferred revenue                                                   155,192
Accounts payable                                                   417,470
Accrued sales tax                                                  199,569
Other current liabilities                                          104,839
                                                           ---------------

    Total current liabilities                                    1,369,672
                                                           ---------------


Stockholders' equity:
  Common stock, par value $0.01; 75,000,000 shares
  authorized, 53,313,187 shares issued and outstanding             533,313
  Additional paid-in capital                                    11,176,292
  Accumulated deficit                                          (10,593,540)
                                                           ---------------

    Total stockholders' equity                                   1,116,065
                                                           ---------------

    Total liabilities and stockholders' equity             $     2,485,737
                                                           ===============

                               NetCommerce, Inc.

                     Consolidated Statements of Operations


                                                                        Nine months ended          Three months ended
                                                                           February 28,               February 28,
                                                                   -------------------------   -------------------------
                                                                      2001           2000          2001          2000
NET REVENUES                                                       $ 1,594,682   $   707,503   $   675,155   $   307,884
                                                                   -----------   -----------   -----------   -----------

OPEPATING EXPENSES
 Development and services                                            1,343,211       917,188       319,739       358,542
 Sales and marketing                                                 1,790,342       733,770       440,285       286,727
 General and administrative                                          1,021,284       222,883       262,155        89,952
                                                                   -----------   -----------   -----------   -----------
     TOTAL OPERATING EXPENSES                                        4,154,837     1,873,841     1,022,179       732,221
                                                                   -----------   -----------   -----------   -----------

LOSS FROM OPERATIONS                                                (2,560,155)   (1,166,338)     (347,024)     (424,337)

OTHER INCOME (EXPENSE)
 Interest expense                                                      (29,514)     (437,180)      (12,196)     (197,968)
 Loss on disposition of note                                            (2,000)            -             -             -
 Unrealized loss on marketable securities  (202,569)                         -       (55,466)            -
                                                                   -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES                                            (2,794,238)   (1,603,518)     (414,686)     (622,305)
 Income Taxes                                                                -         1,600             -             -
                                                                   -----------   -----------   -----------   -----------

NET LOSS                                                           $(2,794,238)  $(1,605,118)  $  (414,686)  $  (622,305)
                                                                   ===========   ===========   ===========   ===========

BASIC AND DILUTED NET LOSS PER SHARE                               $     (0.05)  $     (0.09)  $      (.01)  $      (.30)
                                                                   ===========   ===========   ===========   ===========

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER
  OF COMMON SHARES OUTSTANDING                                      53,313,187    18,715,033    43,598,469    17,120,329
                                                                   ===========   ===========   ===========   ===========



                               NetCommerce, Inc.

                     Consolidated Statements of Cash Flows



                                                            Nine months ended
                                                              February 28,
                                                       -----------    -----------
                                                           2001           2000
Cash Flows From Operating Activities:
   Net loss                                            $(2,794,238)   $(1,605,118)
   Adjustments to reconcile net loss to net cash
     (used) provided by operating activities:
    Depreciation and amortization                          375,889        459,423
    Issuance of common stock for debt settlement                 -        110,000
    Increase in accounts receivable                        220,603        (76,106
    (Decrease) in other current assets                     (38,476)      (106,870)
    Increase in accounts payable                           232,264         66,515
    Stock issued services & consulting fees                290,000              -
    Increase in other current liabilities                   88,381        164,015
    Unrealized loss on marketable securities               202,569              -
                                                       -----------    -----------

   Net cash (used) provided by operating activities     (1,423,008)      (988,141)
                                                       -----------    -----------

Cash Flows From Investing Activities:
   Purchases of equipment                                 (252,920)      (101,021)
   Increase in other assets                                 14,026        (29,768)
                                                       -----------    -----------

   Net cash used by investing activities                  (278,894)      (133,789)
                                                       -----------    -----------

Cash Flows From Financing Activities:
   Proceeds from notes payable                                   -        539,532
   Proceeds from notes payable to related parties          110,000              -
   Payments on notes payable to related parties            (17,625)             -
   Proceeds from issuance of common stock                1,310,737        733,380
                                                       -----------    -----------

   Net cash provided by financing activities             1,403,112      1,272,912
                                                       -----------    -----------

Net (decrease) increase in cash                           (298,790)       150,982

Cash, beginning of period                                  414,716              -
                                                       -----------    -----------

Cash, end of period                                    $   115,926    $   150,982
                                                       ===========    ===========



                               NetCommerce, Inc.

                  Notes to Consolidated Financial Statements

Note 1 - Organization and History

NetCommerce, Inc. ("NetCommerce" or the "Company") is incorporated in the State of Nevada. The company develops, designs, and hosts internet web pages.

Note 2 - Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements at February 28, 2001, include the accounts of NetCommerce and its majority-owned subsidiaries (collectively, the "Company"). All significant intercompany accounts have been eliminated in consolidation.

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

Unaudited Interim Financial Statements

The interim financial data as of February 28, 2001, and for the nine months ended February 28, 2001 and 2000, is unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary to present fairly and Company's financial position as of February 28, 2001, and the results of its operations and cash flows for the three months ended February 28, 2001 and 2000.

Note 3 - Marketable Securities

At February 28, 2001 the Company held 28,572 shares of NetHoldings.com, Inc. for which the market quote on the OTC:BB was $5 per share and has been reflected as such on the accompanying balance sheet. As of February 28, 2001, the value has declined to $1.90 per share. The financial statements reflect the unrealized loss of $ 202,571.

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

Note 5 - Notes payable

On June 2, 1999, the Company issued 8% notes totaling $250,000. At February 28, 2001, this note was in default and due on demand. Demand has been made and the holder of the note has notified the Company does not have the financial resources available to repay the note. To date, no legal action has been taken against the Company

Note 6 - Note payable to related parties

The Company signed two notes payable to related parties payable in two years, with 8% interest, totaling an aggregate of $100,000 for the purpose of securing a letter of credit as a deposit for the landlord on the headquarters (see note 7 and note 9)

The Company has notes payable due to an officer totaling $132,602 at February 28, 2001 for advances to the Company through charges foe Company expenses on his personal credit cards. The note bears interest at 17% per annum and is due on demand.

On December 14, 1999, the Company issued 8% notes to a company totaling $ 90,000, originally due and payable January 14, 2000. As an inducement to obtain the financing, a NetCommerce shareholder pledged as collateral 250,000 shares of common stock. On January 14, 2000, the Company defaulted on the loan and the creditor retained the 250,000 shares of common stock as settlement. The Company valued the pledged shares at $390,500 on the date of default and charged interest expense. During the nine months ended February 28, 2000, the Company issued 300,000 shares of restricted common stock to this shareholder in full settlement of this debt.

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

Note 7 - Stockholders Equity

On various dates during the nine months ended February 28, 2001, the Company issued 27,640,250 shares of common stock for cash at prices ranging from $0.05 to $0.75 per share. In addition some of the shares were for compensation and services at $.05 per share.

On August 31, 2000 the Company entered into a subscription agreement with two related parties for 1,500,000 shares of common stock for total cash proceeds of $200,000.

On April 4, 2000, the Company issued 100,000 shares of restricted common stock to a relative of an officer of the Company. The shares were issued, as an incentive for the officer's relative to enter into a lease on behalf of the Company for Computers and related equipment. The shares were valued at $112,500 and will be amortized over 36 months life of the lease. The Company charged $27,999 to rent expense in the first nine months of the fiscal year 2001, as a result of this issuance.

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

Note 9 Current Events

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

NetCommerce is an Internet-related holding company, which invests in, develops and operates Internet service companies from majority or wholly owned subsidiaries. NetCommerce's Internet services, including web page design, web hosting and ISP marketing activities are conducted through Metroplex. NetCommerce's Internet-related telecommunications services are developmental-stage and include the sale of prepaid calling cards and re-marketing of long distance services. All of the company's telecommunication services will be conducted through InterCom. As of February 28, 2001, there have been no operations in InterCom. Both Metroplex and InterCom are wholly owned subsidiaries of the Company.

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

The consolidated financial statements presented herein reflect the acquisition of Metroplex on May 5, 1999. As the acquisition resulted in a change of control of the Company, generally accepted accounting principles required that the transaction be accounted for as a recapitalization of Metroplex. The accompanying consolidated financial statements reflect the historical operations of Metroplex for the nine months and three months ended February 28, 2001 and February 29, 2000. The accompanying consolidated financial statements include the operations of the Company from May 5, 1999, the date of the reverse acquisition.

Results of Operations

Nine Months Ended February 28, 2001 Compared to Nine Months Ended February 28,
-----------------------------------------------------------------------------
2000
----

Revenues for the Nine months ended February 28, 2001, were $1,594,682 versus $707,503 during the same period in 2000 representing an increase of $887,179 or 225%. Revenues increased as the Company continued to expand its operations.

Development expenses were $1,343,211 during the nine months ended February 28, 2001 compared to $917,188 during the same period in 2000. The 146% increase was primarily attributable to an increase in web development related compensation.

Sales and marketing expenses increased to $1,790,342 or 244% increase from $733,770 during the first nine months of fiscal 2000. The increase is related to the Company's expansion of its direct telemarketing sales staff.

General and administrative expenses increased to $1,021,284 or 458% increase from $222,883 during the first nine months of fiscal 2000. The increase is primarily due to the Company's expansion of its finance and accounting functions, as well as incurring other expenses necessary to operate a public company.

Three Months Ended February 28, 2001 Compared to Three Months Ended February 28,
-------------------------------------------------------------------------------
2000
----

Revenues for the three months ended February 28, 2001, were $675,155 versus $307,884 during the same period in 2000 representing an increase of $367,271 or 219%. Revenues increased as the Company continued to expand its operations

Development expenses were $319,739 during the three months ended February 28, 2001 compared to $358,542 during the same quarter in 2000. The 11% decrease was primarily attributable to the cost cutting plan put in place by the company and the decrease of $170,053 from the second quarter 2001 better reflects the effects of the cost cutting.

Sales and marketing expenses of $440,285 or a 154% increase from $286,298 during the second quarter of fiscal 2000. The increase is related to the Company's expansion of its direct telemarketing sales staff. The sales and marketing expenses for the quarter was $256,298 less then the second quarter of 2001 and better reflects the effects of the cost cutting.

General and administrative expenses were $262,155 or 302% increase from $86,952 during the second quarter of fiscal 2000. The increase is primarily due to the Company's expansion of its finance and accounting functions, as well as incurring other expenses necessary to operate a public company. The general and administrative expenses were $78,280 less then the second quarter of 2001.

Liquidity and Capital Resources

As of February 28, 2001, the Company had a working capital deficiency of $ 947,893 with a cash balance of $115,926.

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

The Company has no commitments for capital expenditures or additional equity or debt financing and no assurances can be made that its working capital needs can be met. The Company incurred $5,004 of capital expenditures during the third quarter of fiscal 2001.

The Company has generated cash from sales of its common stock and notes to fund its capital expenditures and operating losses. During the six months ended February 28, 2001, the Company generated $1,310,737 and $110,000 from the issuance of common stock and notes, respectively, versus proceeds from the issuance of common stock and notes payable of $733,380 and $539,532 during the same period in 2000. The Company generated $5,144 in operations in the current quarter versus using $695,857 in the prior year nine months.

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

              NetCommerce, Inc.



Date:  April 19, 2001                   By:  /s/ Mark Lindberg
                                        ------------------------
                                        Mark Lindberg
                                        President and
                                        Chief Executive Officer


                                        By:  /s/ Donald W Prosser
                                        -------------------------
                                        Donald w Prosser
                                        Secretary and
                                        Chief Financial Officer